Form 10-Q
period 2018-06-30
EP Energy Corp
filed 2018-08-09
CIK 1584952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Telephone Number: (713) 997-1000
 Internet Website: www.epenergy.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
 Class A Common Stock, par value $0.01 per share. Shares outstanding as of July 31, 2018: 257,024,793
Class B Common Stock, par value $0.01 per share. Shares outstanding as of July 31, 2018: 240,122

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating revenues
Oil	$281	$202	$533	$406
Natural gas	18	27	40	57
NGLs	30	22	56	45
Financial derivatives	(64)	45	(78)	115
Total operating revenues	265	296	551	623

Operating expenses
Oil and natural gas purchases	—	1	—	2
Transportation costs	26	28	51	57
Lease operating expense	38	39	77	79
General and administrative	28	26	47	46
Depreciation, depletion and amortization	129	124	249	250
Impairment charges	—	1	—	1
Exploration and other expense	—	1	1	4
Taxes, other than income taxes	21	15	41	34
Total operating expenses	242	235	466	473

Operating income	23	61	85	150
Gain (loss) on extinguishment/modification of debt	7	13	48	(40)
Interest expense	(88)	(82)	(173)	(165)
Loss before income taxes	(58)	(8)	(40)	(55)
Income tax benefit	—	5	—	5
Net loss	$(58)	$(3)	$(40)	$(50)

Basic and diluted net income (loss) per common share
Net loss	$(0.23)	$(0.01)	$(0.16)	$(0.20)
Basic and diluted weighted average common shares outstanding	248	246	247	246

See accompanying notes.

EP ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$98	$27
Restricted cash	1	18
Accounts receivable
Customer, net of allowance of less than $1 in 2018 and 2017	171	158
Other, net of allowance of $1 in 2018 and 2017	27	13
Income tax receivable	5	9
Materials and supplies	17	16
Derivative instruments	6	18
Assets held for sale	—	172
Prepaid assets	4	35
Total current assets	329	466
Property, plant and equipment, at cost
Oil and natural gas properties	8,191	7,532
Other property, plant and equipment	65	69
	8,256	7,601
Less accumulated depreciation, depletion and amortization	3,424	3,179
Total property, plant and equipment, net	4,832	4,422
Other assets
Derivative instruments	3	4
Unamortized debt issue costs - revolving credit facility	9	6
Other	1	2
	13	12
Total assets	$5,174	$4,900

See accompanying notes.

EP ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$103	$88
Other	160	158
Derivative instruments	52	17
Accrued interest	69	62
Liabilities related to assets held for sale	—	2
Short-term debt, net of debt issue costs	8	21
Other accrued liabilities	87	100
Total current liabilities	479	448

Long-term debt, net of debt issue costs	4,291	4,022
Other long-term liabilities
Derivative instruments	9	—
Asset retirement obligations	35	33
Other	5	5
Total non-current liabilities	4,340	4,060

Commitments and contingencies (Note 8)

Stockholders’ equity
Class A shares, $0.01 par value; 550 million shares authorized; 257 million shares issued and outstanding at June 30, 2018; 252 million shares issued and outstanding at December 31, 2017	3	3
Class B shares, $0.01 par value; 0.3 million shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Preferred stock, $0.01 par value; 50 million shares authorized; no shares issued or outstanding	—	—
Treasury stock (at cost), less than one million shares at June 30, 2018 and December 31, 2017	—	(3)
Additional paid-in capital	3,526	3,526
Accumulated deficit	(3,174)	(3,134)
Total stockholders’ equity	355	392
Total liabilities and equity	$5,174	$4,900

See accompanying notes.

EP ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(40)	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	249	250
Impairment charges	—	1
(Gain) loss on extinguishment/modification of debt	(48)	40
Other non-cash income items	13	14
Asset and liability changes
Accounts receivable	(28)	(17)
Accounts payable	(8)	(7)
Derivative instruments	57	(57)
Accrued interest	7	22
Other asset changes	11	(3)
Other liability changes	4	(12)
Net cash provided by operating activities	217	181

Cash flows from investing activities
Cash paid for capital expenditures	(384)	(266)
Proceeds from the sale of assets	169	—
Cash paid for acquisitions	(239)	—
Net cash used in investing activities	(454)	(266)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,665	1,385
Repayments and repurchases of long-term debt	(1,291)	(1,253)
Fees/costs on debt exchange	(62)	—
Debt issue costs	(20)	(20)
Other	(1)	(3)
Net cash provided by financing activities	291	109

Change in cash, cash equivalents and restricted cash	54	24

Cash, cash equivalents and restricted cash - beginning of period	45	20
Cash, cash equivalents and restricted cash - end of period	$99	$44

See accompanying notes.

EP ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Class A Stock		Class B Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	252	$3	0.3	$—	$(3)	$3,526	$(3,134)	$392
Share-based compensation	5	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	—	(40)	(40)
Balance at June 30, 2018	257	$3	0.3	$—	$—	$3,526	$(3,174)	$355

See accompanying notes.

EP ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC) and in accordance with United States generally accepted accounting principles (U.S. GAAP) as it applies to interim financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP and should be read along with our 2017 Annual Report on
Form 10-K. The condensed consolidated financial statements as of June 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet included in our 2017 Annual Report on Form 10-K.  In our opinion, all adjustments which are of a normal, recurring nature are reflected to fairly present these interim period results. The results for any interim period are not necessarily indicative of the expected results for the entire year.

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

The following accounting standards have been issued but not yet adopted as of June 30, 2018.

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

2. Acquisitions and Divestitures

Acquisitions. In the first quarter of 2018, we completed the acquisition of producing properties and undeveloped acreage in Eagle Ford for approximately $246 million, after customary adjustments. Our balance sheet reflects the cost of the assets acquired as proved properties. Of the total purchase price, we paid $221 million upon closing during the first quarter of 2018 and $25 million to the buyer as a deposit in December 2017. Subsequent to June 30, 2018, we completed an acquisition of additional working interests in certain producing properties in Eagle Ford for approximately $31 million, subject to customary post-closing adjustments.

Divestitures. In the first quarter of 2018, we completed the sale of certain assets in the Altamont area for approximately $177 million, after customary adjustments. Of the total sales price, we received a deposit of $18 million (reflected in restricted cash in the balance sheet) in December 2017 and additional cash proceeds of $159 million upon closing. We treated this sale as a normal retirement reflecting the difference between net cash proceeds and the underlying net book value of the assets sold in accumulated depreciation rather than recording a gain on sale of assets. As of December 31, 2017, we classified the assets and liabilities associated with the assets to be sold as held for sale in our consolidated balance sheet.

3. Income Taxes

Effective Tax Rate. Interim period income taxes are computed by applying an anticipated annual effective tax rate to year-to-date income or loss, except for significant, unusual or infrequently occurring items, which income tax effects are recorded in the period in which they occur. Changes in tax laws or rates are recorded in the period they are enacted.

For both the quarter and six months ended June 30, 2018, our effective tax rates were approximately 0%. For the quarter and six months ended June 30, 2017, our effective tax rates were approximately 59% and 8%, respectively. Our effective tax rates in 2018 and 2017 differed from the statutory rates of 21% and 35%, respectively, primarily as a result of our recognition of a full valuation allowance on our net deferred tax assets. For the quarters ended June 30, 2018 and 2017, we recorded adjustments to the valuation allowance on our net deferred tax assets, which offset deferred income tax benefit and deferred income tax expense of $13 million and $3 million, respectively, and offset deferred income tax benefit of $8 million and $12 million for the six months ended June 30, 2018 and 2017, respectively.

Other. During 2017, we recorded a provisional effect of the Tax Cuts and Jobs Act (the Act). While there was no overall impact on our financial statements from the Act, we are still analyzing certain aspects of the Act with available guidance and have no adjustments to the recorded provisional amounts.

We evaluate the realization of our deferred tax assets and record any associated valuation allowance after considering cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $652 million as of June 30, 2018.

The Company’s and certain subsidiaries’ income tax years after 2013 remain open and subject to examination by both federal and state tax authorities, and in the second quarter of 2018 we were notified of an IRS examination of our 2016 U.S. tax return. During the six months ended June 30, 2018, we also received federal and state refunds of $5 million.

4. Earnings Per Share

We exclude potentially dilutive securities from the determination of diluted earnings per share (as well as their related income statement impacts) when their impact on net income per common share is antidilutive. Potentially dilutive securities consist of our stock options, restricted stock, performance share unit awards and performance unit awards. For the quarters and six months ended June 30, 2018 and 2017, we incurred net losses and accordingly excluded all potentially dilutive securities from the determination of diluted earnings per share as their impact on loss per common share was antidilutive.
5. Fair Value Measurements
We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2018 and December 31, 2017, all of our derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument.

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Short-term debt	$8	$8	$21	$19

Long-term debt (see Note 7)	$4,395	$3,816	$4,072	$3,248

Derivative instruments	$(52)	$(52)	$5	$5

As of June 30, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. We hold long-term debt obligations with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, considering our credit risk.

Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives.  As of

June 30, 2018, we had derivative contracts in the form of fixed price swaps, collars and three-way collars on 16 MMBbls of oil (8 MMBbls in 2018 and 8 MMBbls in 2019). In addition to our oil derivatives, we had derivative contracts in the form of fixed price swaps on 20 TBtu of natural gas (13 TBtu in 2018 and 7 TBtu in 2019) and 46 MMGal of ethane and propane fixed price swaps in 2018. As of December 31, 2017, we had derivative contracts for 14 MMBbls of oil, 33 TBtu of natural gas and 92 MMGal of ethane and propane. In addition to the contracts above, we have derivative contracts related to locational basis differences on our oil and natural gas production. None of our derivative contracts are designated as accounting hedges.

The following table presents the fair value associated with our derivative financial instruments as of June 30, 2018 and December 31, 2017. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our consolidated balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements.  On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

	Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value		Balance Sheet Location		Gross Fair Value		Balance Sheet Location
		Impact of Netting	Current	Non- current		Impact of Netting	Current	Non- current
	(in millions)				(in millions)
June 30, 2018
Derivative instruments	$37	$(28)	$6	$3	$(89)	$28	$(52)	$(9)

December 31, 2017
Derivative instruments	$33	$(11)	$18	$4	$(28)	$11	$(17)	$—

     For the quarters ended June 30, 2018 and 2017, we recorded a derivative loss of $64 million and a derivative gain of $45 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded a derivative loss of $78 million and a derivative gain of $115 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated income statements.

6.  Property, Plant and Equipment
Oil and Natural Gas Properties.  As of June 30, 2018 and December 31, 2017, we had approximately $4.8 billion and $4.4 billion, respectively, of total property, plant, and equipment, net of accumulated depreciation, depletion and amortization on our consolidated balance sheets, substantially all of which relates to proved and unproved oil and natural gas properties.
Our capitalized costs related to proved and unproved oil and natural gas properties by area were as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Proved
Eagle Ford	$3,734	$3,219
Permian	2,799	2,705
Altamont	1,599	1,542
Total Proved	8,132	7,466
Unproved
Permian	59	66
Less accumulated depletion	(3,384)	(3,137)
Net capitalized costs for oil and natural gas properties	$4,807	$4,395
For the quarter ended June 30, 2018, we did not record any amortization of unproved leasehold costs in exploration expense in our consolidated income statement. For the quarter ended June 30, 2017, we recorded approximately $1 million of amortization of unproved leasehold costs in exploration expense in our consolidated income statement. For the six months ended June 30, 2018 and 2017, we recorded less than $1 million and approximately $2 million, respectively, of amortization of unproved leasehold costs. Suspended well costs were not material as of June 30, 2018 or December 31, 2017.

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

In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including a credit-adjusted risk-free rate between 7 percent and 9 percent on a significant portion of our obligations and a projected inflation rate of 2.5 percent. Changes in estimates in the table below represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes primarily result from obtaining new information about the timing of our obligations to plug and abandon oil and natural gas wells and the costs to do so, or reassessing our assumptions in light of changing market conditions. The net asset retirement liability as of June 30, 2018 on our consolidated balance sheet in other current and non-current liabilities and the changes in the net liability from January 1 through June 30, 2018 were as follows:

2018
(in millions)
Net asset retirement liability at January 1	$35
Accretion expense	1
Changes in estimate	1
Net asset retirement liability at June 30	$37

Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. We capitalize interest primarily on the costs associated with drilling and completing wells until production begins using a weighted average interest rate on our outstanding borrowings. Capitalized interest for the quarter and six months ended June 30, 2018 was approximately $2 million and $3 million, respectively. Capitalized interest for the quarter and six months ended June 30, 2017 was approximately $1 million and $2 million, respectively.

7. Long-Term Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	June 30, 2018	December 31, 2017
		(in millions)
RBL credit facility - due November 23, 2021(1)	Variable	$—	$595
Senior secured term loans:
Due May 24, 2018(2)(3)	Variable	—	21
Due April 30, 2019(4)	Variable	8	8
Senior secured notes:
Due May 1, 2024	9.375%	1,092	—
Due November 29, 2024	8.00%	500	500
Due February 15, 2025	8.00%	1,000	1,000
Due May 15, 2026	7.75%	1,000	—
Senior unsecured notes:
Due May 1, 2020	9.375%	246	1,200
Due September 1, 2022	7.75%	195	250
Due June 15, 2023	6.375%	362	519
Total debt		4,403	4,093
Less short-term debt, net of debt issue costs of less than $1 million		(8)	(21)
Total long-term debt		4,395	4,072
Less debt discount and non-current portion of unamortized debt issue costs		(104)	(50)
Total long-term debt, net		$4,291	$4,022

(1)	Carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization.
(2)                                    Issued at 99% of par and carries interest at a specified margin over LIBOR of 2.75%, with a minimum LIBOR floor of 0.75%. As of December 31, 2017, the effective interest rate of the term loan was 4.23%.

(3)	In April 2018, we retired the term loan in full.
(4)                                     Carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%. As of June 30, 2018 and December 31, 2017, the effective interest rate for the term loan was 5.81% and 4.98%, respectively.

In April 2018, we paid approximately $10 million in cash to repurchase a total of approximately $19 million in aggregate principal amount of our senior unsecured notes due 2022 and 2023. In connection with these repurchases, we recorded a gain on extinguishment of debt of approximately $9 million (including less than $1 million of non-cash expense related to eliminating associated unamortized debt issue costs).

In addition, in May 2018, we issued $1 billion of 7.75% senior secured notes which mature in 2026 and used the proceeds (less fees and expenses) to repay $907 million of the amounts outstanding at that time under our Reserve-Based Loan Facility (RBL Facility). In conjunction with issuing the notes, we also reduced the amount of RBL Facility commitments to $629 million, which resulted in recording a loss of $2 million reflecting the elimination of associated unamortized debt-issue costs.

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

During the six months ended June 30, 2017, we paid approximately $42 million in cash to repurchase a total of approximately $56 million in 2020 notes which resulted in a gain on extinguishment of debt of approximately $13 million (including $1 million of non-cash expense related to eliminating associated unamortized debt issue costs). In addition, we issued $1 billion of 8.00% senior secured notes maturing in 2025 using the proceeds to repay certain senior secured term loans and notes and repay a portion of the amounts outstanding under our RBL Facility. In conjunction with these transactions, we recorded a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts).

Unamortized Debt Issue Costs and Debt Discounts. As of June 30, 2018, we had total debt discount of $46 million associated with our senior secured notes maturing in 2024 and as of December 31, 2017, we had less than $1 million. As of June 30, 2018 and December 31, 2017, we had total unamortized debt issue costs of $67 million and $56 million, respectively. Of these amounts, $9 million and $6 million, respectively, are associated with our RBL Facility and $58 million and $50 million, respectively, are associated with our senior secured term loans and senior notes. Debt discounts and unamortized debt issue costs associated with our senior secured term loans and senior notes are reflected net of the face value of debt on our consolidated balance sheet.

Reserve-based Loan Facility. We have an RBL Facility which allows us to borrow funds or issue letters of credit (LCs) up to $629 million. The RBL Facility matures in November 2021. As of June 30, 2018, we had $610 million of capacity remaining with approximately $19 million of LCs issued and no amounts outstanding under the RBL Facility.
The RBL Facility is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination. In January 2018, as a result of our debt exchange, our borrowing base was reduced from $1.4 billion to $1.36 billion. Subsequently in May 2018, we amended our RBL credit agreement, which extended the RBL Facility maturity date to November 23, 2021, reaffirmed the borrowing base at $1.36 billion and reduced the amount of total available commitments to $629 million. The next scheduled redetermination of the borrowing base will be in October 2018. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, or sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.
Restrictive Provisions/Covenants.  The availability of borrowings under our RBL Facility and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. As part of our RBL Facility amendment in May 2018, we (i) extended our first lien debt to EBITDAX financial covenant and reduced the ratio to 2.25 to 1.00 and (ii) included a financial covenant for a current ratio (as defined in the RBL credit agreement) to be not less than 1.00 to 1.00. As of June 30, 2018, we were in compliance with our debt covenants.
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

8. Commitments and Contingencies

Legal Matters

We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business. For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2018, we had approximately $8 million accrued for all outstanding legal matters.
FairfieldNodal v. EP Energy E&P Company, L.P. On March 3, 2014, Fairfield filed suit against one of our subsidiaries in the 157th District Court of Harris County, Texas, claiming we were contractually obligated to pay a transfer fee of approximately $21 million for seismic licensing, triggered by a change in control with the Sponsors’ (affiliates of Apollo Global Management LLC, Riverstone Holdings LLC, Access Industries and Korea National Oil Corporation, collectively, the

Sponsors) acquisition of our predecessor entity in 2012. Prior to the change in control, we had unilaterally terminated the seismic licensing agreements, and we returned the applicable seismic data. Fairfield also claimed EP Energy did not properly maintain the confidentiality of the seismic data and interpretations made from it. In April 2015, the district court granted summary judgment to EP Energy, and Fairfield then appealed. On July 6, 2017, an intermediate court of appeals in Texas reversed the judgment related to the transfer fee and denied rehearing on October 5, 2017. We filed a petition for review in the Texas Supreme Court in December 2017. At this time, we are unable to estimate the amount or range of possible loss, if any, on this matter.
Weyerhaeuser Company v. Pardee Minerals LLC, et al. On July 5, 2017, Weyerhaeuser filed suit against one of our subsidiaries, among other defendants, in the United States District Court for the Western District of Louisiana.  Weyerhaeuser seeks to recoup the value of production (approximately $19 million) plus judicial interest (approximately $11 million at this time) from certain wells drilled by EP Energy between 2002 and 2013 on leases Weyerhaeuser claims were invalid.  Weyerhaeuser alleges that lessees prior to EP Energy had not drilled wells in good faith to perpetuate the associated mineral servitude (rights conveyed to produce minerals), rendering EP Energy’s subsequent lease invalid. A trial date has been set for May 13, 2019. At this time, we are unable to estimate the amount or range of possible loss, if any, on this matter.
Indemnifications and Other Matters. We periodically enter into indemnification arrangements as part of the divestiture of assets or businesses. These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental and other contingent matters. In addition, under various laws or regulations, we could be subject to the imposition of certain liabilities. For example, the decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume all, or a portion of the plugging or abandonment obligations on assets we no longer own or operate. As of June 30, 2018, we had approximately $4 million accrued related to these indemnifications and other matters.
Non-Income Tax Matters. We are under a number of examinations by taxing authorities related to non-income tax matters. As of June 30, 2018, we had approximately $43 million accrued (in other accrued liabilities in our consolidated balance sheet) in connection with ongoing examinations related to certain prior period non-income tax matters.

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
Restricted Stock. A summary of the changes in our non-vested restricted shares for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2017	5,283,986	$4.93
Granted	6,905,525	$1.94
Vested	(1,881,894)	$5.66
Forfeited	(1,125,898)	$4.62
Non-vested at June 30, 2018	9,181,719	$2.57
Performance Share Units. In May 2018, we granted 599,040 PSUs to certain EP Energy employees. The grant date fair value of the 2018 awards was approximately $4 million as determined by a Monte Carlo simulation, utilizing an expected volatility of approximately 90% and a risk free rate of approximately 3%. As of June 30, 2018, we had a total of 1,508,640 PSUs outstanding. PSUs will be earned based upon the achievement of specified stock price goals over a four-year performance period and will vest over a weighted average period of five years. Our PSUs are treated as an equity award with the expense recognized on an accelerated basis over the life of the award.
Performance Unit Awards. Our performance unit awards are based upon achievement of a level of total shareholder return and may be settled in either stock or cash at the election of the Board of Directors. These awards are treated as a liability award for accounting purposes with the expense recognized on an accelerated basis over the life of the award and fair value remeasured at each reporting period. During the six months ended June 30, 2018, we made no payments in connection with awards that vested and had less than $1 million accrued related to unvested outstanding performance unit awards.
We record compensation expense on all of our LTI awards as general and administrative expense over the requisite service period. Pre-tax compensation expense related to all of our LTI awards (both equity and liability based), net of the impact of forfeitures, was approximately $3 million and $6 million for the quarters ended June 30, 2018 and 2017, respectively, and $4 million and $5 million for the six months ended June 30, 2018 and 2017, respectively. Included in pre-tax compensation expense for the six months ended June 30, 2017 was approximately $7 million of forfeitures recorded during the quarter ended March 31, 2017. As of June 30, 2018, we had unrecognized compensation expense of $34 million.  We will recognize an additional $9 million related to our outstanding awards during the remainder of 2018, $23 million over the remaining requisite service periods subsequent to 2018 and $2 million should a specified capital transaction occur and the right to such amounts become non-forfeitable.

10. Related Party Transactions

Joint Venture. In 2017, we entered into a drilling joint venture with Wolfcamp Drillco Operating L.P. (the Investor), which is managed and controlled by an affiliate of Apollo Global Management LLC, to fund future oil and natural gas development in the Permian basin. Subsequently, Access Industries acquired an indirect minority ownership interest in the Investor and therefore is also indirectly responsible for funding a portion of the Investor’s capital commitment. The Investor agreed to fund 60 percent of the estimated drilling, completion and equipping costs in the joint venture wells, divided into two approximately $225 million investment tranches, in exchange for a 50 percent working interest. Once the Investor achieves a 12 percent internal rate of return on its invested capital in each tranche, its working interest reverts to 15 percent. We have substantially completed the planned activity in the first tranche. In April 2018, we amended the drilling joint venture to direct the second tranche investment to the Eagle Ford. The first wells in the second tranche are expected to begin producing in the third quarter of 2018. We are the operator of the joint venture assets.

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

During the first half of 2018, we completed the acquisition of producing properties and undeveloped acreage in Eagle Ford, primarily in La Salle County, for approximately $246 million, after customary closing adjustments. The acquisition represents a 26 percent expansion of our Eagle Ford acreage position at December 31, 2017 or approximately 24,500 net acres. We also completed the sale of certain assets in the Altamont area for approximately $177 million, after customary closing adjustments. The divestiture represents approximately 13 percent of our Altamont acreage position at December 31, 2017, or approximately 23,330 net acres. Subsequent to June 30, 2018, we completed an acquisition of additional working interests in certain producing properties in Eagle Ford for approximately $31 million, subject to customary post-closing adjustments.
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
During the six months ended June 30, 2018, we settled commodity index hedges on approximately 88% of our oil production, 77% of our total liquids production and 56% of our natural gas production at average floor prices of $58.48 per barrel of oil, $0.45 per gallon of NGLs and $3.04 per MMBtu of natural gas, respectively. To the extent our oil, natural gas and NGLs production is unhedged, either from a commodity index or locational price perspective, our operating revenues will be impacted from period to period. The following table and discussion reflects the contracted volumes and the prices we will receive under derivative contracts we held as of June 30, 2018.

	2018		2019
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	2,576	$56.49	730	$55.88
Collars
Ceiling - WTI	552	$64.98	1,275	$65.80
Floors - WTI	552	$55.00	1,275	$55.00
Three Way Collars
Ceiling - WTI	4,466	$68.15	6,205	$67.77
Floors - WTI	4,466	$60.00	6,205	$58.24
Sub-Floor - WTI	4,466	$50.00	6,205	$45.00
Basis Swaps
LLS vs. WTI(2)	2,576	$2.84	—	$—
Midland vs. Cushing(3)	1,902	$(1.02)	—	$—
NYMEX Roll(4)	1,840	$0.09	—	$—
Natural Gas
Fixed Price Swaps	13	$3.04	7	$2.97
Basis Swaps
WAHA vs. Henry Hub(5)	7	$(0.46)	7	$(0.39)
NGLs
Fixed Price Swaps - Ethane	31	$0.30	—	$—
Fixed Price Swaps - Propane	15	$0.75	—	$—

(1)	Volumes presented are MBbls for oil, TBtu for natural gas and MMGal for NGLs. Prices presented are per Bbl of oil, MMBtu of natural gas and Gal for NGLs.

(2)	EP Energy receives WTI plus the basis spread listed and pays LLS.

(3)
EP Energy receives Cushing plus the basis spread listed and pays Midland. These positions do not include 306 MBbls of oil at an average price of $1.06 per barrel of oil, which offset our 2.2 MBbls Midland vs. Cushing basis swaps positions.

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

For the period from July 1, 2018 through August 8, 2018, we entered into additional derivative contracts on 0.4 MMBbls of 2019 WTI oil three-way collars with a ceiling price of $70.85, a floor of $60.00 and sub-floor of $45.00 and 1.1 MMBbls of 2019 Midland vs. Cushing oil basis swaps with an average price of $(6.47) per barrel of oil.

For our three-way collar contracts in the tables above, the sub-floor prices represent the price below which we receive WTI plus a weighted average spread of $10.00 in 2018 and $13.24 in 2019 on the indicated volumes. If WTI is above our sub-floor prices, we receive the noted floor price until WTI exceeds that floor price. Above the floor price, we receive WTI until prices exceed the noted ceiling price in our three-way collars, at which time we receive the fixed ceiling price. As of June 30, 2018, the average forward price of oil was $70.66 per barrel of oil for the remainder of 2018 and $65.36 per barrel of oil for 2019.

Summary of Liquidity and Capital Resources.  As of June 30, 2018, we had available liquidity of approximately $708 million, reflecting $610 million of available liquidity on our Reserve-Based Loan facility (RBL Facility) borrowing base and $98 million of available cash. Our RBL Facility is our primary source of liquidity beyond our operating cash flow and matures in November of 2021. In the first half of 2018, we took a number of steps to improve our liquidity, expand our financial flexibility and manage our leverage by (i) exchanging approximately $1,147 million of the outstanding amounts of our senior unsecured notes maturing in 2020, 2022 and 2023 for new 9.375% senior secured notes maturing in 2024, (ii) issuing $1 billion of 7.75% senior secured notes which mature in 2026 and using the net proceeds to repay in full the outstanding amounts at that time under our RBL Facility and (iii) extending the maturity of our RBL Facility from May 2019 to November 2021.

During the first half of 2018, we also (i) completed our largest acquisition to date in the Eagle Ford for approximately $246 million, after customary adjustments, and at the same time (ii) completed the sale of certain assets in Altamont for approximately $177 million after customary adjustments. Subsequent to June 30, 2018, we completed an acquisition of additional working interests in certain producing properties in Eagle Ford for approximately $31 million, subject to customary post-closing adjustments. For a further discussion of our liquidity and capital resources, including factors that could impact our liquidity, see Liquidity and Capital Resources.

Outlook. For the full year 2018, we expect to spend approximately $630 million to $670 million in capital in our programs, with approximately 65% allocated to the Eagle Ford Shale, approximately 15% allocated to the Permian basin and approximately 20% allocated to Altamont. We anticipate our average daily production volumes for the year to be approximately 79 MBoe/d to 82 MBoe/d, including average daily oil production volumes of approximately 45 MBbls/d to 47 MBbls/d.

Production Volumes and Drilling Summary

Production Volumes. Below is an analysis of our production volumes for the six months ended June 30:

	2018	2017
Equivalent Volumes (MBoe/d)
Eagle Ford Shale	37.6	39.6
Permian	26.7	26.4
Altamont	17.0	17.7
Total	81.3	83.7

Oil (MBbls/d)	46.3	48.0
Natural Gas (MMcf/d)	125	126
NGLs (MBbls/d)	14.2	14.8

•
Eagle Ford Shale—Our Eagle Ford Shale equivalent volumes decreased 2.0 MBoe/d (approximately 5%) and oil production decreased by 0.3 MBbls/d (approximately 1%) for the six months ended June 30, 2018 compared to the same period in 2017. During the six months ended June 30, 2018, we frac’d (wells fracture stimulated) 41 gross wells, of which 35 wells were completed for a total of 763 net operated wells.

•
Permian—Our Permian basin equivalent volumes increased 0.3 MBoe/d (approximately 1%) and oil production decreased by 0.8 MBbls/d (approximately 8%) for the six months ended June 30, 2018 compared to the same period in 2017. During the six months ended June 30, 2018, we frac’d 21 gross wells, all of which were completed for a total of 349 net operated wells.

•
Altamont—Our Altamont equivalent volumes decreased 0.7 MBoe/d (approximately 4%) and oil production decreased by 0.6 MBbls/d (approximately 5%) for the six months ended June 30, 2018 compared to the same period in 2017. During the six months ended June 30, 2018, we frac’d 16 gross wells, all of which were completed for a total of 336 net operated wells. We also recompleted 52 gross wells during 2018.

Future volumes across all our assets will be impacted by the level of natural declines, and the level and timing of capital spending in each respective area.

Results of Operations

The information in the table below provides a summary of our financial results.

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues
Oil	$281	$202	$533	$406
Natural gas	18	27	40	57
NGLs	30	22	56	45
Total physical sales	329	251	629	508
Financial derivatives	(64)	45	(78)	115
Total operating revenues	265	296	551	623

Operating expenses
Oil and natural gas purchases	—	1	—	2
Transportation costs	26	28	51	57
Lease operating expense	38	39	77	79
General and administrative	28	26	47	46
Depreciation, depletion and amortization	129	124	249	250
Impairment charges	—	1	—	1
Exploration and other expense	—	1	1	4
Taxes, other than income taxes	21	15	41	34
Total operating expenses	242	235	466	473

Operating income	23	61	85	150
Gain (loss) on extinguishment/modification of debt	7	13	48	(40)
Interest expense	(88)	(82)	(173)	(165)
Loss before income taxes	(58)	(8)	(40)	(55)
Income tax benefit	—	5	—	5
Net loss	$(58)	$(3)	$(40)	$(50)

Operating Revenues

The table below provides our operating revenues, volumes and prices per unit for the quarters and six months ended June 30, 2018 and 2017. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues:
Oil	$281	$202	$533	$406
Natural gas	18	27	40	57
NGLs	30	22	56	45
Total physical sales	329	251	629	508
Financial derivatives	(64)	45	(78)	115
Total operating revenues	$265	$296	$551	$623

Volumes:
Oil (MBbls)	4,299	4,452	8,386	8,671
Natural gas (MMcf)	11,274	11,353	22,609	22,818
NGLs (MBbls)	1,334	1,386	2,566	2,682
Equivalent volumes (MBoe)	7,512	7,730	14,720	15,156
Total MBoe/d	82.5	84.9	81.3	83.7

Prices per unit(1):
Oil
Average realized price on physical sales ($/Bbl)(2)	$65.53	$45.27	$63.60	$46.81
Average realized price, including financial derivatives ($/Bbl)(2)(3)	$62.30	$51.83	$60.62	$53.33
Natural gas
Average realized price on physical sales ($/Mcf)(2)	$1.58	$2.40	$1.76	$2.45
Average realized price, including financial derivatives ($/Mcf)(2)(3)	$1.96	$2.49	$2.00	$2.48
NGLs
Average realized price on physical sales ($/Bbl)	$22.65	$16.00	$21.82	$16.79
Average realized price, including financial derivatives ($/Bbl)(3)	$22.07	$16.56	$21.51	$17.14

(1)
For both of the quarters and six months ended June 30, 2018 and 2017, there were no oil purchases associated with managing our physical oil sales. Natural gas prices for both of the quarter and six months ended June 30, 2018 reflect operating revenues for natural gas reduced by less than $1 million for natural gas purchases associated with managing our physical sales. Natural gas prices for the quarter and six months ended June 30, 2017 reflect operating revenues for natural gas reduced by approximately $1 million and $2 million, respectively, for natural gas purchases associated with managing our physical sales.

(2)
Changes in realized oil and natural gas prices reflect the effects of unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(3)
The quarters ended June 30, 2018 and 2017, include cash paid of approximately $14 million and cash received of approximately $30 million, respectively, for the settlement of crude oil derivative contracts and approximately $4 million and $1 million of cash received, respectively, for the settlement of natural gas financial derivatives. The six months ended June 30, 2018 and 2017, include cash paid of approximately $25 million and cash received of approximately $57 million, respectively, for the settlement of crude oil derivative contracts and approximately $5 million and $1 million of cash received, respectively, for the settlement of natural gas financial derivatives. The quarters ended June 30, 2018 and 2017 also include cash paid of approximately $1 million and cash received of less than $1 million, respectively, for the settlement of NGLs derivative contracts. The six months ended June 30, 2018 and 2017, include cash paid of approximately $1 million and cash received of approximately $1 million, respectively, for the settlement of NGLs derivative contracts.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For the quarter and six months ended June 30, 2018, physical sales increased by $78 million (31%) and $121 million (24%), respectively, compared to the same periods in 2017. The table below displays the price and volume variances on our physical sales when comparing the quarter and six months ended June 30, 2018 and 2017.

	Quarter ended
	Oil	Natural gas	NGLs	Total
	(in millions)
June 30, 2017 sales	$202	$27	$22	$251
Change due to prices	86	(9)	9	86
Change due to volumes	(7)	—	(1)	(8)
June 30, 2018 sales	$281	$18	$30	$329

	Six months ended
	Oil	Natural gas	NGLs	Total
	(in millions)
June 30, 2017 sales	$406	$57	$45	$508
Change due to prices	140	(17)	13	136
Change due to volumes	(13)	—	(2)	(15)
June 30, 2018 sales	$533	$40	$56	$629

Oil sales for the quarter and six months ended June 30, 2018, compared to the same periods in 2017, increased by $79 million (39%) and $127 million (31%), respectively, due primarily to higher oil prices in all areas, partially offset by slightly lower oil production overall.

Natural gas sales decreased by $9 million (33%) and $17 million (30%) for the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to lower natural gas prices.

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

In the Eagle Ford, our oil is largely sold at prices tied to benchmark LLS crude oil, with the addition of Brent-based pricing in June 2018.  In the Permian, physical barrels are generally sold at the WTI Midland Index, which trades at a spread to WTI Cushing.  In Altamont, market pricing of our oil is based upon NYMEX-based agreements which reflect a locational difference at the wellhead.  Across all regions, natural gas realized pricing is influenced by factors such as excess royalties paid on flared gas and the percentage of proceeds retained under processing contracts, in addition to the normal seasonal supply and demand influences and those factors discussed above. The table below displays the weighted average differentials and deducts on our oil and natural gas sales on an average NYMEX price.

	Quarter ended June 30,
	2018		2017
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(2.27)	$(1.10)	$(3.16)	$(0.79)
NYMEX	$67.88	$2.80	$48.29	$3.19
Net back realization %	96.7%	60.7%	93.5%	75.2%

	Six months ended June 30,
	2018		2017
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(1.67)	$(1.07)	$(3.52)	$(0.80)
NYMEX	$65.37	$2.90	$50.10	$3.25
Net back realization %	97.4%	63.1%	93.0%	75.4%

     The higher oil realization percentage in the quarter and six months ended June 30, 2018 was primarily a result of the improvement of both physical sales contracts in Eagle Ford and NYMEX pricing, which increased our realized prices that are based on a fixed percentage of NYMEX. The lower natural gas realization percentage in the quarter and six months ended June 30, 2018 was primarily a result of presenting certain transportation costs as a deduction from natural gas sales in conjunction with adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers in the first quarter of 2018.

NGLs sales increased by $8 million (36%) and $11 million (24%) for the quarter and six months ended June 30, 2018, respectively, compared with the same periods in 2017. Average realized prices for the quarter and six months ended June 30, 2018 were higher compared to the same periods in 2017, due to higher pricing on all liquids components. NGLs pricing is largely tied to crude oil prices.
Future growth in our overall oil, natural gas and NGLs sales (including the impact of financial derivatives) will largely be impacted by commodity prices, our level of hedging, our ability to maintain or grow oil volumes and by the location of our production and the nature of our sales contracts. See Our Business and Liquidity and Capital Resources for further information on our derivative instruments.
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position. During the quarter ended June 30, 2018, we recorded $64 million of derivative losses compared to a derivative gain of $45 million during the quarter ended June 30, 2017. For the six months ended June 30, 2018, we recorded $78 million of derivative losses compared to a derivative gain of $115 million during the six months ended June 30, 2017.
Operating Expenses
The table below provides our operating expenses, volumes and operating expenses per unit for each of the periods presented:

	Quarter ended June 30,
	2018		2017
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$—	$—	$1	$0.09
Transportation costs	26	3.49	28	3.66
Lease operating expense	38	4.95	39	5.07
General and administrative(2)	28	3.74	26	3.43
Depreciation, depletion and amortization	129	17.20	124	15.99
Impairment charges	—	—	1	0.05
Exploration and other expense	—	—	1	0.20
Taxes, other than income taxes	21	2.82	15	1.97
Total operating expenses	$242	$32.20	$235	$30.46

Total equivalent volumes (MBoe)	7,512		7,730

	Six months ended June 30,
	2018		2017
	Total	Per Unit(1)	Total		Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$—	$—	2	0.12	$0.12
Transportation costs	51	3.46	57	3.75	3.75
Lease operating expense	77	5.21	79	5.21	5.21
General and administrative(2)	47	3.17	46	3.05	3.05
Depreciation, depletion and amortization	249	16.95	250	16.48	16.48
Impairment charges	—	—	1		0.04
Exploration and other expense	1	0.09	4		0.29
Taxes, other than income taxes	41	2.78	34		2.28
Total operating expenses	$466	$31.66	$473		$31.22

Total equivalent volumes (MBoe)	14,720		15,156

(1)	Per unit costs are based on actual amounts rather than the rounded totals presented.

(2)
For the quarter and six months ended June 30, 2018, amount includes approximately $2 million or $0.38 per Boe and $4 million or $0.30 per Boe, respectively, of non-cash compensation expense. The quarter and six months ended June 30, 2018 also include approximately $6 million or $0.77 per Boe and $6 million or $0.40 per Boe, respectively, of transition and severance costs related to workforce reductions. For the quarter and six months ended June 30, 2017, amount includes approximately $6 million or $0.80 per Boe and $2 million or $0.14 per Boe, respectively, of non-cash compensation expense.

Transportation costs.  Transportation costs for the quarter and six months ended June 30, 2018 decreased by $2 million and $6 million, respectively, compared to the same periods in 2017 as a result of presenting certain transportation costs as a deduction from natural gas sales in conjunction with adopting ASU No. 2014-09, Revenue from Contracts with Customers in the first quarter of 2018.

Lease operating expense.  Lease operating expense decreased by $1 million and $2 million for the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease for the quarter ended June 30, 2018 compared to 2017 is due to lower maintenance and repair costs in all areas, partially offset by higher compression, disposal and chemical costs in the Permian and Eagle Ford. The decrease for the six months ended June 30, 2018 compared to the same period in 2017 is due to lower maintenance and repair costs in Altamont and Eagle Ford, partially offset by higher compression and disposal costs in Eagle Ford and higher chemical and disposal costs in the Permian.

 General and administrative expenses.  General and administrative expenses for the quarter and six months ended June 30, 2018 increased by $2 million and $1 million, respectively, compared to the same periods in 2017. Higher costs during the quarter and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to higher severance expense of $6 million in both periods in 2018, partially offset by lower payroll costs as a result of a reduction in headcount in 2018 when compared to the same periods in 2017.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense increased for the quarter ended June 30, 2018 and decreased for the six months ended June 30, 2018 due to increased capital spending and slightly lower production volumes when compared to the same periods in 2017. Our depreciation, depletion and amortization rate in the future will be impacted by the level, the location, and timing of capital spending, the overall cost of capital and the level and type of reserves recorded on completed projects. For the full year 2018, we currently anticipate our depreciation, depletion and amortization costs per unit to be between $17.00 and $17.50 per Boe. Our average depreciation, depletion and amortization costs per unit for the quarter and six months ended June 30 were:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization ($/Boe)	$17.20	$15.99	$16.95	$16.48

Taxes, other than income taxes. Taxes, other than income taxes for the quarter and six months ended June 30, 2018 increased by $6 million and $7 million, respectively, compared to the same periods in 2017 primarily due to an increase in severance taxes as a result of higher commodity prices.

Other Income Statement Items.

Gain (loss) on extinguishment/modification of debt. During the quarter ended June 30, 2018, we recorded a gain on extinguishment of debt of approximately $9 million as a result of our repurchase of approximately $19 million in aggregate principal amount of our senior unsecured notes. In addition, we recorded a loss of $2 million reflecting eliminating associated unamortized debt-issue costs as a result of amending our RBL credit agreement. During the six months ended June 30, 2018, we also completed an exchange of $1,147 million in amounts outstanding under certain senior unsecured notes for approximately $1,092 in new senior secured notes. In conjunction with the exchange, we recorded a net gain on the extinguishment of debt of approximately $41 million ($2 million of which was non-cash) as further discussed in Part I, Item 1, Financial Statements, Note 7.

For the quarter and six months ended June 30, 2017, we paid approximately $42 million in cash to repurchase approximately $56 million in aggregate principal amount of our senior unsecured notes due 2020. We recorded a gain on extinguishment of debt of approximately $13 million (including $1 million in non-cash expense related to eliminating associated unamortized debt issue costs). In addition, during the six months ended June 30, 2017, we retired our senior secured term loans due 2021 and a portion of our 9.375% senior notes due 2020, recording a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts).

Interest expense. Interest expense for the quarter and six months ended June 30, 2018 increased by $6 million and $8 million, respectively, compared to the same periods in 2017 due primarily to higher average borrowings under our RBL Facility in 2018.

Income taxes. For both the quarter and six months ended June 30, 2018, our effective tax rates were approximately 0%. For the quarter and six months ended June 30, 2017, our effective tax rates were approximately 59% and 8%, respectively. Our effective tax rates in 2018 and 2017 differed from the statutory rates of 21% and 35%, respectively, primarily as a result of our recognition of a full valuation allowance on our net deferred tax assets. For the quarters ended June 30, 2018 and 2017, we recorded adjustments to the valuation allowance on our net deferred tax assets, which offset deferred income tax benefit and deferred income tax expense of $13 million and $3 million, respectively, and offset deferred income tax benefit of $8 million and $12 million for the six months ended June 30, 2018 and 2017, respectively.

Supplemental Non-GAAP Measures

We use the non-GAAP measures “EBITDAX” and “Adjusted EBITDAX” as supplemental measures. We believe these supplemental measures provide meaningful information to our investors. We define EBITDAX as net income (loss) plus interest and debt expense, income taxes, depreciation, depletion and amortization and exploration expense. Adjusted EBITDAX is defined as EBITDAX, adjusted as applicable in the relevant period for the net change in the fair value of derivatives (mark-to-market effects of financial derivatives, net of cash settlements and cash premiums related to these derivatives), the non-cash portion of compensation expense (which represents non-cash compensation expense under our long-term incentive programs adjusted for cash payments made under these plans), transition, severance and other costs that affect comparability, gains and losses on extinguishment/modification of debt and impairment charges.

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

Below is a reconciliation of our consolidated net (loss) income to EBITDAX and Adjusted EBITDAX:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net loss	$(58)	$(3)	$(40)	$(50)
Income tax benefit	—	(5)	—	(5)
Interest expense, net of capitalized interest	88	82	173	165
Depreciation, depletion and amortization	129	124	249	250
Exploration expense	1	1	2	4
EBITDAX	160	199	384	364
Mark-to-market on financial derivatives(1)	64	(45)	78	(115)
Cash settlements and cash premiums on financial derivatives(2)	(10)	31	(20)	59
Non-cash portion of compensation expense(3)	2	6	4	2
Transition, severance and other costs(4)	6	—	6	—
(Gain) loss on extinguishment/modification of debt	(7)	(13)	(48)	40
Impairment charges	—	1	—	1
Adjusted EBITDAX	$215	$179	$404	$351

(1)	Represents the income statement impact of financial derivatives.

(2)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the quarters and six months ended June 30, 2018 and 2017.

(3)
There were no cash payments for the quarters ended June 30, 2018 and 2017 and none for the six months ended June 30, 2018. For the six months ended June 30, 2017, cash payments were approximately $4 million.

(4)	Reflects transition and severance costs related to workforce reductions.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 8.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our RBL Facility. Our primary uses of cash are capital expenditures, debt service, including interest, and working capital requirements. Our available liquidity was approximately $708 million as of June 30, 2018.

From a liquidity standpoint, our near-term strategic goal is to work towards cash flow neutrality by focusing on operating and capital efficiency, reducing cash costs and identifying accretive acquisition opportunities and divestitures while maintaining financial flexibility and managing our leverage. Our longer-term goal is to improve our cash flow to enhance our portfolio, grow our asset value and generate positive total returns for our shareholders. In 2018, we continued to take steps to improve our liquidity, expand our financial flexibility, and manage our leverage. These actions included (i) exchanging $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes maturing in May 2020, September 2022 and June 2023, respectively, for new 9.375% senior secured notes maturing in 2024 with an aggregate principal amount of approximately $1,092 million, (ii) issuing $1 billion of 7.75% senior secured notes, which mature in 2026 and using the net proceeds to repay in full the outstanding amounts at that time under our RBL Facility and (iii) extending the maturity of our RBL Facility from May 2019 to November 2021.

Availability of borrowings under our RBL Facility is an important source of liquidity for us. In May 2018, we amended our RBL credit agreement, which extended our RBL Facility maturity date to November 23, 2021, reaffirmed the borrowing base at $1.36 billion and reduced the amount of total available commitments to $629 million. The next scheduled redetermination of the borrowing base will be in October 2018. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets, or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant. Conversely, future acquisitions, reserve additions and higher commodity prices may have the effect of increasing our borrowing base.

As part of amending our RBL credit agreement in May 2018, we (i) extended our first lien debt to EBITDAX financial covenant and reduced the ratio to 2.25 to 1.00 and (ii) included a financial covenant for a current ratio (as defined in the RBL credit agreement) to be not less than 1.00 to 1.00. Under our various debt agreements, we are also limited in our ability to repurchase certain tranches of non-RBL Facility debt. As of June 30, 2018, we were in compliance with our debt covenants.

During the first half of 2018, we entered into transactions to enhance capital efficiency and pursue acquisitions while doing so in a cash or leverage enhancing manner, including (i) the completion of our largest acquisition to date for approximately $246 million, after customary adjustments, in the Eagle Ford while at the same time (ii) completing the sale of certain assets in Altamont for approximately $177 million, after customary closing adjustments. Subsequent to June 30, 2018, we completed an acquisition of additional working interests in certain producing properties in Eagle Ford for approximately $31 million, subject to customary post-closing adjustments.

To protect our cash flows and preserve our liquidity, we enter into derivative contracts on a substantial portion of our anticipated future production volumes. As of June 30, 2018, we have derivative contracts (swaps, collars and three-way collars) on 8 MMBbls and 8 MMBbls of our anticipated oil production at a weighted average price of $58.45 and $57.52 per barrel of oil for 2018 and 2019, respectively. Approximately 80% of these crude oil contracts will also allow for upside participation (to a weighted average price of approximately $63.96 per barrel for 2018 and $66.41 for 2019). Additionally, our 2018 and 2019 three-way collar contracts contain certain sub-floor prices (weighted average prices of $50 and $45 per barrel) that limit the amount of our derivative settlements under these three-way contracts should prices drop below the sub-floor prices. For 2018 and 2019, we also have derivative swap contracts on 13 TBtu and 7 TBtu of our anticipated natural gas production at a weighted average price of $3.04 and $2.97 per MMBtu, respectively. As of June 30, 2018 based on the mid-point of our forecasted 2018 guidance, our oil and natural gas derivative contracts provide price protection on approximately 90% and 56%, respectively, of our anticipated 2018 oil and natural gas production. Refer to Our Business for more detailed information on our derivative instruments.

For 2018, we expect to spend approximately $630 million to $670 million in capital (not including acquisition capital) in our programs. Based upon our current price and cost assumptions and our hedge program, we believe that our current capital program will exceed our estimated operating cash flows after interest payments. We believe the borrowing capacity under our RBL Facility together with expected cash flows from our operations, including cash flows generated by our recent Eagle Ford acquisition, will be sufficient to fund our capital program and meet current obligations and projected working capital requirements through the next twelve months.

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

Should commodity prices decline significantly from current levels, or we experience disruptions in the financial markets impacting our longer-term access to them or that affect our cost of capital, our ability to fund future growth projects may be impacted. We continually monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. For example, we could (i) elect to continue to repurchase additional amounts of our outstanding debt in the future for cash through open market repurchases or privately negotiated transactions with certain of our debtholders, subject to the limitations in our debt agreements or (ii) issue additional secured debt as permitted under our debt agreements, although there is no assurance we would do so. It is also possible that additional adjustments to our plan and outlook may occur based on market conditions and the needs of the Company at that time, which could include selling assets, liquidating all or a portion of our hedge portfolio, seeking additional partners to develop our assets, issuing equity, and/or further reducing our planned capital spending program.

Capital Expenditures.  Our capital expenditures and average drilling rigs by area for the six months ended June 30, 2018 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$257	3.0
Permian	91	0.6
Altamont	63	2.0
Total	$411	5.6
Acquisition capital(2)	$264
Total Capital Expenditures	$675

(1)	Represents accrual-based capital expenditures.

(2)	Includes a deposit made in December 2017.

     Debt. As of June 30, 2018, our total debt was approximately $4.4 billion, comprised of $8 million in senior secured term loans maturing in 2019, $803 million in senior unsecured notes due in 2020, 2022 and 2023, and $3.6 billion in senior secured notes due in 2024, 2025 and 2026. For additional details on our long-term debt, including maturities, borrowing capacity and restrictive covenants under our debt agreements, see above and Part I, Item 1, Financial Statements, Note 7.

Overview of Cash Flow Activities.  Our cash flows are summarized as follows (in millions):

	Six months ended June 30,
	2018	2017
Cash Inflows
Operating activities
Net loss	$(40)	$(50)
(Gain) loss on extinguishment/modification of debt	(48)	40
Other income adjustments	262	265
Changes in assets and liabilities	43	(74)
Total cash flow from operations	217	181

Investing activities
Proceeds from the sale of assets	169	—
Cash inflows from investing activities	169	—

Financing activities
Proceeds from issuance of long-term debt	1,665	1,385
Cash inflows from financing activities	1,665	1,385

Total cash inflows	$2,051	$1,566

Cash Outflows
Investing activities
Capital expenditures	$384	$266
Cash paid for acquisitions	239	—
Cash outflows from investing activities	623	266

Financing activities
Repayments and repurchases of long-term debt	1,291	1,253
Fees/costs on debt exchange	62	—
Debt issue costs	20	20
Other	1	3
Cash outflows from financing activities	1,374	1,276

Total cash outflows	$1,997	$1,542

Net change in cash, cash equivalents and restricted cash	$54	$24

Contractual Obligations

We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from financing obligations and commodity-based derivative contracts, while other obligations, such as operating leases and capital commitments, are not reflected on our consolidated balance sheet. The following table and discussion summarizes our contractual cash obligations as of June 30, 2018, for each of the periods presented:

	2018	2019	2020	2021 - 2022	Thereafter	Total
	(in millions)
Financing obligations:
Principal	$—	$8	$246	$195	$3,954	$4,403
Interest	182	364	348	671	653	2,218
Liabilities from derivatives	48	13	—	—	—	61
Operating leases	5	4	4	8	13	34
Other contractual commitments and purchase obligations:
Volume and transportation commitments	31	62	57	92	7	249
Other obligations	28	21	8	14	3	74
Total contractual obligations	$294	$472	$663	$980	$4,630	$7,039

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

Commodity Price Risk

The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at June 30, 2018:

		Oil, Natural Gas and NGLs Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Price impact(1)	$(52)	$(146)	$(94)	$30	$82

		Oil, Natural Gas and NGLs Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Discount rate(2)	$(52)	$(52)	$—	$(53)	$(1)
Credit rate(3)	$(52)	$(52)	$—	$(53)	$(1)

(1)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in fair values arising from changes in oil, natural gas and NGLs prices.

(2)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in the discount rates we used to determine the fair value of our derivatives.

(3)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in credit risk of our counterparties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in EP Energy Corporation’s internal control over financial reporting during the first six months of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 8.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

In April 2018, the Compensation Committee of our Board of Directors approved a grant of performance-based restricted stock to our Chief Executive Officer, Russell E. Parker, effective as of May 16, 2018. The award was issued with a grant value equal to Mr. Parker’s target cash bonus opportunity for 2018 performance ($500,000), with such value converted into shares using the 10 day average closing sales price of our common stock immediately prior to and including the grant date (the 10 day average over this measurement period was $2.54, resulting in a grant of 196,850 shares). The grant was made in lieu of Mr. Parker’s opportunity to earn a cash bonus for 2018 performance up to his target bonus amount (anything in excess of target to be paid in cash in ordinary course). The grant is subject to a substantial risk of forfeiture and will vest in the first quarter of 2019 in an amount equal to the achievement level of the 2018 Scorecard used for bonus pool funding. For example, if the Compensation Committee certifies a 2018 Scorecard achievement level of 100% or above, then Mr. Parker’s grant will vest in full, with a lower vesting percentage in the event of lower scorecard achievement. Any shares that do not vest based upon the 2018 Scorecard achievement level will be forfeited immediately. The grant was issued to further align Mr. Parker’s interests with those of our stockholders, to incentive stock price appreciation and to preserve liquidity.
The foregoing description of the performance-based restricted stock award is qualified in its entirety by reference to the Performance-Based Restricted Stock Award Agreement, the form of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

#2.1
Amended and Restated Participation and Development Agreement, dated as of April 27, 2018, by and among EP Energy E&P Company, L.P. and Wolfcamp DrillCo Operating L.P. (Exhibit 2.1 to Company’s Current Report on Form 8-K filed with the SEC on May 3, 2018).

4.1
Indenture, dated as of May 23, 2018, by and among EP Energy LLC, Everest Acquisition Finance Inc., the Subsidiary Guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent (Exhibit 4.1 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.1*	Form of Performance Share Unit Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan.

10.2*	Form of Performance-Based Restricted Stock Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan.

10.3
Eighth Amendment to Credit Agreement and Amendment to Collateral Agreement, dated as of May 23, 2018, to the Credit Agreement, dated as of May 24, 2012 (as amended, amended and restated, modified or supplemented from time to time), among EPE Acquisition, LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.4
Collateral Agreement, dated as of May 23, 2018, among EP Energy LLC, each Subsidiary of EP Energy LLC identified therein and Wilmington Trust, National Association, as collateral agent (Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.5
Pledge Agreement, dated as of May 23, 2018, among EP Energy LLC, each Subsidiary of EP Energy LLC identified therein and Wilmington Trust, National Association, as collateral agent (Exhibit 10.3 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.6
Senior Priority Lien Intercreditor Agreement, dated as of May 23, 2018, by and among JPMorgan Chase Bank, N.A., as RBL Facility Agent and Applicable First Lien Agent, Wilmington Trust, National Association, as Notes Facility Agent and Applicable Second Lien Agent, EP Energy LLC and the Subsidiaries of EP Energy LLC named therein (Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.7
Consent and Acknowledgement, dated as of May 23, 2018, by Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Trust, National Association, as Notes Facility Agent for holders of 8.00% Senior Secured Notes due 2024 and as Applicable Second Lien Agent, and EP Energy LLC (on behalf of itself and its subsidiaries), with respect to the Additional Priority Lien Intercreditor Agreement dated as of November 29, 2016 (Exhibit 10.5 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.8
Consent and Acknowledgement, dated as of May 23, 2018, by Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% Senior Secured Notes due 2024, Wilmington Trust, National Association, as Term Facility Agent for the holders of the 8.00% Senior Secured Notes due 2025 and Applicable Second Lien Agent, Wilmington Trust, National Association, as an Other Second-Priority Lien Obligations Agent for the holders of the 9.375% Senior Secured Notes due 2024 and EP Energy LLC (on behalf of itself and its subsidiaries), with respect to the Priority Lien Intercreditor Agreement dated as of August 24, 2016 (Exhibit 10.6 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.9
Consent and Acknowledgement, dated as of May 23, 2018, by Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Savings Fund Society, FSB (as successor to Citibank, N.A.), as Applicable Second Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% Senior Secured Notes due 2024, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% Senior Secured Notes due 2025, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 9.375% Senior Secured Notes due 2024, and EP Energy LLC (on behalf of itself and its subsidiaries), with respect to the Amended and Restated Senior Lien Intercreditor Agreement dated as of August 24, 2016 (Exhibit 10.7 to Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

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

#     Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these exhibits and schedules is included after the table of contents in the Amended and Restated Participation and
Development Agreement. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EP ENERGY CORPORATION

Date: August 9, 2018	/s/ Kyle A. McCuen
Kyle A. McCuen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)