Form 10-K/A
period 2018-12-31
EP Energy Corp
filed 2019-04-30
CIK 1584952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K/A
(Amendment No. 1 to Form 10-K)
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                  .

Commission File Number 001-36253
________________________________________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Class A Common Stock, par value $0.01 per share. Shares outstanding as of March 31, 2019: 255,741,396
Class B Common Stock, par value $0.01 per share. Shares outstanding as of March 31, 2019: 237,256
____________________________________________________________
Documents Incorporated by Reference: None.

EXPLANATORY NOTE

EP Energy Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Original 2018 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2018 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also amends Item 15 of Part IV of the Original 2018 Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2018 Form 10-K or reflect events that occurred after the date of the Original 2018 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2018 Form 10-K and the Company’s other filings made with the subsequent to the filing of the Original 2018 Form 10-K.

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosures.  As such, we have opted to take advantage of the scaled disclosure requirements afforded to smaller reporting companies and, as such, have provided more limited (or, in some cases, eliminated) disclosures.

As used in this Amendment, when we refer to “us”, “we”, “our”, “ours”, “the Company”, or “EP Energy”, we are describing EP Energy Corporation and/or our subsidiaries.

EP ENERGY CORPORATION
2018 Form 10-K/A Annual Report
Amendment No. 1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Nominees

The Company's board of directors (“Board”) is classified, with directors divided into three classes. The members of each class serve staggered, three‑year terms. Upon the expiration of the term of a class of directors, directors in that class will stand for re‑election for an additional three‑year term at the annual meeting of stockholders in the year in which their term expires.

The following table sets forth certain information, as of April 12, 2019, regarding the Company’s Class II director nominees, as well as the Class III and Class I continuing directors. The biographies of each of the directors follow the list and contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills of each Board member.

Name	Position and Offices	Age
Class II Director Nominees
Jae Hwii Gwag	Director	52
J. Barton Kalsu	Director	51
Donald A. Wagner	Director	55
Rakesh Wilson	Director	43
Class III Directors
Gregory A. Beard	Director	47
Scott R. Browning	Director	30
Russell E. Parker	Director	42
Robert C. Reeves	Director	49
Robert M. Tichio	Director	41
Class I Directors
Alan R. Crain	Chairman	67
Wilson B. Handler	Director	34
John J. Hannan	Director	66
Rajen Mahagaokar	Director	34

Class II Director Nominees (term expiring at the 2019 annual meeting of stockholders)

Jae Hwii Gwag. Mr. Gwag has been a member of our Board since April 2019. Mr. Gwag joined Korea National Oil Corporation (KNOC) in 1992 as a petroleum engineer. He headed up their technology department where he maximized investment returns by concentrating on solving geological and engineering issues for KNOC’s overseas and domestic E&P businesses. Mr. Gwag was involved in the startup of an Eagle Ford shale joint venture with Anadarko. This joint venture, in the Maverick Basin, was the first unconventional shale gas business in KNOC’s history. Mr. Gwag has managed offshore E&P assets at SAVIA, Peru for over three years. He is currently serving as President and a board member of KNOC Eagle Ford Corporation. He received his master’s degree in Geology (Sedimentology) from Seoul National University. Mr. Gwag was appointed to our Board by KNOC.

Based on Mr. Gwag’s knowledge and experience in the E&P sector, and his expertise in unconventional shale business, we believe he possesses the requisite skills to serve as a member of our Board.

J. Barton Kalsu. Mr. Kalsu has been a member of our Board since January 2018. Mr. Kalsu currently serves as Executive Vice President and Chief Financial Officer of SolarWinds, Inc. He joined SolarWinds, Inc. in 2007 as Chief Accountant and Vice President, Finance and was responsible for managing their financial operations through an initial public offering and then as a private company.

He was previously Vice President, Commercial Banking, for JPMorgan Chase from June 2005 to August 2007 and from April 2002 until June 2005, Mr. Kalsu was Senior Director of Finance. Prior to 2002, Mr. Kalsu worked in public accounting for Arthur Andersen LLP. Mr. Kalsu previously served on the board of directors of Athlon Energy prior to its acquisition by Encana Corporation. He currently serves on the board of the Hill Country Rally for Kids. He holds a BS in Accounting from Oklahoma State University.

As the standing CFO of a publicly-traded company, Mr. Kalsu brings successful financial leadership to our Board with more than 25 years of experience in global finance and accounting roles. He also provides the Board with valuable public company operating and management experience.

Donald A. Wagner. Mr. Wagner has been a member of our Board since August 2013 and previously served as a member of the Board of Managers of our predecessor entity, EPE Acquisition, LLC, from May 2012 to August 2013. Mr. Wagner is a Managing Director of Access Industries, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America, and he oversees Access’ current North American investments. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of Access portfolio company Warner Music Group and was appointed to the board of Calpine Corporation in March 2018. He is also a director of Banff Parent Inc., a parent company of BMC Software Inc. He served on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an AB in physics from Harvard College. Mr. Wagner was appointed to our Board by Access.

Based upon Mr. Wagner’s experience as a director of various companies, including public companies, and over 25 years of experience in investing, banking and private equity, we believe that Mr. Wagner possesses the requisite set of skills to serve as a member of our Board.

Rakesh Wilson. Mr. Wilson has been a member of our Board since August 2013 and previously served as a member of the Board of Managers of our predecessor entity, EPE Acquisition, LLC, from May 2012 to August 2013. Mr. Wilson is a Senior Partner of Apollo and joined Apollo in 2009. Prior to joining Apollo, Mr. Wilson was at Morgan Stanley's Commodities Department in the principal investing group responsible for generating, evaluating and executing investment ideas across the energy sector. Mr. Wilson began his career at Goldman Sachs in equity research and then moved to its investment banking division in New York and Asia. Mr. Wilson currently serves on the board of directors of certain private companies, including American Petroleum Partners, LLC, CSV Midstream Solutions GP LLC, Express Energy Services, LLC, Jupiter Resources GP LLC, Resource Energy Partners, LLC, and Wolfcamp DrillCo LLC. He previously served as a director of Athlon Energy Inc., Parallel Petroleum and Talos Energy, LLC. Mr. Wilson graduated from the University of Texas at Austin and received his MBA from INSEAD, Fontainebleau, France. Mr. Wilson was appointed to our Board by Apollo.

We believe that Mr. Wilson’s extensive international investment and risk management experience, his knowledge of the Company and his service on multiple boards have provided him with a strong understanding of the financial, operational and strategic issues facing public companies in our industry, and that he possesses the requisite set of skills to serve as a member of our Board.

Class III Directors (term expiring at the 2020 annual meeting of stockholders)

Gregory A. Beard. Mr. Beard has been a member of our Board since August 2013 and previously served as a member of the Board of Managers of our predecessor entity, EPE Acquisition, LLC, from May 2012 to August 2013. He is a member of the Senior Management Committee of Apollo Global Management. Mr. Beard joined Apollo in June 2010 as the Global Head of Natural Resources and Senior Partner based in the New York office. Mr. Beard has 24 years of investment experience, including 10 years at Riverstone Holdings where he was a founding member, Managing Director and lead deal partner in many of the firm’s top oil and gas and energy service investments. While at Riverstone, Mr. Beard was involved in all aspects of the investment process including sourcing, structuring, monitoring and exiting transactions. Mr. Beard began his career as a Financial Analyst at Goldman Sachs, where he played an active role in that firm’s energy-sector principal investment activities. Mr. Beard has also served on the board of directors of many oil and natural gas companies, including Belden & Blake Corporation, Canera Resources, Cobalt International Energy, Eagle Energy, Legend Natural Gas I-IV, Mariner Energy, Phoenix Exploration, Titan Operating, Vantage Energy and Virginia Uranium. Mr. Beard has served on the board of various oilfield services companies, including CDM Max, CDM Resource Management, and International Logging. Mr. Beard currently serves on the board of directors of certain private companies, including Apex Energy, LLC, Caelus Energy Alaska,

LLC, CSV Midstream Solutions GP LLC, Double Eagle Energy Holdings, LLC, Double Eagle Energy Holdings II, LLC, Double Eagle Energy Holdings III, LLC, DoublePoint Energy, LLC, Jupiter Resources GP LLC, Northwoods Energy LLC, Pegasus Optimization Partners, LLC, Roundtable Energy Holdings, LLC, Spartan Energy Acquisition Corporation, Talos Energy, LLC and Tumbleweed Royalty, LLC. He previously served as a director of Athlon Energy Inc., NRI Management Group, LLC, Phoenix Natural Resources Holdings, LLC, and Pinnacle Agriculture Holdings, LLC. Mr. Beard received his BA from the University of Illinois at Urbana. Mr. Beard was appointed to our Board by Apollo.

Based upon Mr. Beard’s extensive investment and management experience, particularly in the energy sector, his strong financial background and his service on the boards of multiple oil and natural gas E&P companies and oilfield services companies, which have provided him with a deep working knowledge of our operating environment, we believe that he possesses the requisite skills to serve as a member of our Board.

Scott R. Browning. Mr. Browning has been a member of our Board since June 2016. Mr. Browning joined Apollo in 2014 and is a member of the Natural Resources group. Prior to joining Apollo, Mr. Browning was an investment professional at Natural Gas Partners from 2013 to 2014, where he was involved in the execution and monitoring of investments in the energy sector. Previously, he worked in the Investment Banking Division at Goldman, Sachs & Co. in the Natural Resources group from 2011 to 2013. Mr. Browning currently serves on the board of directors of certain private companies, including Belvedere Royalties, LLC, ES Platform Holdings, Inc. (a/k/a Express Energy Services), Momentum Minerals, LLC, Pegasus Optimization Partners, LLC and AP Shale Logistics Holdco LLC (a/k/a Tidewater Logistics). Mr. Browning previously served on the board of directors of Phoenix Natural Resources Holdings, LLC. Mr. Browning received a BS in Chemical Engineering with Highest Honors from The University of Texas at Austin. Mr. Browning was appointed to our Board by Apollo.

We believe that Mr. Browning’s energy industry experience and investment and financial expertise bring valuable expertise to our Board.

Russell E. Parker. Mr. Parker has been a member of our Board since November 2017. He was the CEO of Phoenix Natural Resources LLC from March 2016 until October 2017. Prior to that time, Mr. Parker was the President of Chief Oil & Gas LLC from March 2015 until December 2015, and prior to becoming President, was Vice President of Engineering and Operations from October 2014 until March 2015 and Vice President of Engineering from November 2012 until October 2014. From January 2001 to October 2012, Mr. Parker worked in various engineering and asset management capacities for Hilcorp Energy Company. Mr. Parker received his BS in Petroleum and Geosystems from the University of Texas at Austin where he also was recognized as an Outstanding Young Graduate of the Cockrell School of Engineering as well as Distinguished Alumnus of the Petroleum Engineering Department. As President and CEO of our Company, Mr. Parker brings to the Board a record of success in energetically implementing creative solutions to address the challenges facing oil and gas operators.

With his comprehensive knowledge and understanding of our Company and the E&P sector, he provides the Board with a valuable perspective on the operations of our Company.

Robert C. Reeves. Mr. Reeves has been a member of our Board since December 2017. He previously served as Athlon Energy's Chairman, President, and CEO since its formation in August 2010 through to its $7.1 billion sale to Encana in November 2014. Mr. Reeves was Senior Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company and Encore Energy Partners until the $4.5 billion sale of both companies to Denbury Resources Inc. in March 2010. Prior to joining Encore, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Since its formation in August 2015 until present, Mr. Reeves has served on the board of directors for privately held Incline Niobrara Partners LP, which focuses on acquiring oil and liquids-rich minerals, royalties and non-operated working interest in the DJ basin of Colorado. In August 2018, Mr. Reeves was appointed to the board of directors of Spartan Energy Acquisition Corporation, a special purpose acquisition entity focused on the energy industry in North America, which is owned by a private investment fund managed by an affiliate of Apollo Global Management, LLC. Since February 2015, Mr. Reeves has served as Chairman and President of Solar Soccer Club, a private 501(c)3 non-profit organization focused on youth soccer development in the Dallas-Fort Worth area. Mr. Reeves received his BS in accounting from the University of Kansas and is a Certified Public Accountant.

As the former CEO of a publicly traded E&P Company, we believe that Mr. Reeves’ outstanding success in building and optimizing oil and gas companies brings valuable expertise, insight and fresh perspective to our Board. With his strong background in operations and management, he provides our Board with a unique understanding of the issues facing energy companies today.

Robert M. Tichio. Mr. Tichio has been a member of our Board since September 2013. Mr. Tichio is a Partner of Riverstone Holdings LLC and joined Riverstone in 2006. Prior to joining Riverstone, Mr. Tichio was in the Principal Investment Area of Goldman Sachs, which manages the firm's private corporate equity investments. Mr. Tichio began his career at J.P. Morgan in the Mergers & Acquisitions group where he concentrated on assignments that included public company combinations, asset sales, takeover defenses and leveraged buyouts. Mr. Tichio became a director of Pipestone Energy Corp. in January 2019. He is on the board of directors of Talos Energy Inc. and has been since April 2012. Talos Energy Inc. became publicly traded in 2018. Mr. Tichio has been a director of Centennial Resource Development, Inc. since October 2016. Mr. Tichio is also a director of a number of private portfolio companies and structuring vehicles sponsored by Riverstone Holdings LLC. Mr. Tichio previously served as a member of the board of directors of Gibson Energy from 2008 to 2013, Midstates Petroleum Company, Inc. from 2012 to 2015 and Northern Blizzard Resources Inc. from June 2011 to May 2017. He holds an MBA from Harvard Business School and a bachelor’s degree from Dartmouth College. Mr. Tichio was appointed to our Board by Riverstone.

We believe Mr. Tichio’s extensive energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to our Board.

Class I Directors (term expiring at the 2021 annual meeting of stockholders)

Alan R. Crain. Mr. Crain has been Chairman of the Board since November 2017 and a member of our Board since May 2017. He is currently a director, and the Chairman of the Governance Committee, of the National Association of Corporate Directors Texas Tri-Cities Chapter. He is a lecturer at the Jones Graduate School of Business at Rice University and other organizations regarding complex issues facing corporate boards. He is a member of the board of directors of Desert Downhole LLC and Bullseye Testing LLC, oilfield services portfolio companies of Hastings Equity Partners, and Harvey Gulf International Marine. He is also on the boards of the World Affairs Council of Houston; the American Arbitration Association; the Asia Society, Texas Center; the Institute for Transnational Arbitration and multiple organizations dedicated to protecting human rights. Mr. Crain was Senior Vice President, Chief Legal and Governance Officer of Baker Hughes Incorporated until his retirement at the end of December 2016. He joined Baker Hughes in October 2000 as Vice President and General Counsel. Prior thereto he was General Counsel of Crown Cork & Seal Company and General Counsel of Union Texas Petroleum Holdings, Inc. Earlier in his career he was a lawyer with Pennzoil Company and with El Paso LNG Company. He is a member of the Council on Foreign Relations and has served on the ABAs Center for Human Rights. He graduated from Rensselaer Polytechnic Institute with both BS and MS degrees in Engineering and received an MBA and a JD from Syracuse University.

Mr. Crain brings more than 35 years of oil and gas industry expertise to our Board. He possesses detailed knowledge and experience in the exploration, development, production and transportation of oil and gas, and for over 20 years has overseen the development and execution of strategic plans for companies engaged in oil and gas related activities, both domestically and internationally, onshore and offshore. He is also a recognized expert in corporate governance. With his management, leadership and industry background, we believe he possesses the requisite set of skills to serve as Chairman of our Board.

Wilson B. Handler. Mr. Handler has been a member of our Board since November 2013. Mr. Handler joined Apollo in 2011 and is a member of the Natural Resources group. Prior to joining Apollo, Mr. Handler was an investment professional at First Reserve, where he was involved in the execution and monitoring of investments in the energy sector. Previously, he worked in the Investment Banking Division at Lehman Brothers in the Natural Resources group. Currently, Mr. Handler serves on the board of directors of certain private companies, including American Petroleum Partners, LLC, CSV Midstream Solutions GP LLC, Jupiter Resources GP LLC, Resource Energy Partners, LLC, and Wolfcamp DrillCo, LLC and previously served as a director of Athlon Energy Inc. Mr. Handler graduated from Dartmouth College with an AB in Economics and Government. Mr. Handler was appointed to our Board by Apollo.

Based upon Mr. Handler’s extensive investment experience, his knowledge of the Company and experience in the energy industry, we believe he possesses the requisite skills to serve as a member of our Board.

John J. Hannan. Mr. Hannan has been a member of our Board since December 2013. Mr. Hannan is Chairman of the board of directors of Apollo Investment Corporation, a public investment company. He served as Chief Executive Officer of Apollo Investment Corporation from 2006 to 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. Mr. Hannan is an advisor to Apollo’s Natural Resources group. He has been on several public boards including Vail Resorts, Inc. and Goodman Global, Inc., and is currently on the boards of Environmental Solutions Worldwide and Brown University. Mr. Hannan is

actively involved in charitable organizations. He received a BBA from Adelphi University and an MBA from Harvard Business School. Mr. Hannan was appointed to our Board by Apollo.
Based on Mr. Hannan’s strong investment and management experience and his service on multiple boards of directors, we believe that Mr. Hannan possesses the requisite set of skills to serve as a member of our Board.
Rajen Mahagaokar. Mr. Mahagaokar has been a member of our Board since November 2017. Mr. Mahagaokar is a Principal of Riverstone Holdings LLC and joined Riverstone in 2015. Prior to joining Riverstone, he analyzed investment opportunities globally in the energy and financial services industries and was a co-founder and Partner of Marka, LLC from 2013 to 2014 and from 2012 to 2013 was an investment professional at Silver Lake Kraftwerk. Mr. Mahagaokar began his career in 2008 in the Investment Banking Division at Goldman Sachs in the Natural Resources group where he worked on M&A transactions and capital markets financings, with a focus on the oil and gas sectors and in the Urban Investment Group, a principal investing strategy. He received his BA in Mathematical Economic Analysis from Rice University. Mr. Mahagaokar was appointed to our Board by Riverstone.
We believe that Mr. Mahagaokar’s experience in financial analysis, global investment opportunities and capital markets combined with his understanding of the oil and gas sectors qualify him to serve on our Board.

Executive Officers

See Part I, Item 1 “Executive Officers and Board Committees” of the Original 2018 Form 10-K for information regarding the executive officers of the Company.

Board Composition

The supervision of our management and the general course of our affairs and business operations are entrusted to our Board. Our Board is currently comprised of thirteen directors, with (i) five designated by Apollo, (ii) two designated by Riverstone, (iii) one designated by Access, (iv) one designated by KNOC, (v) our chief executive officer and (vi) three independent directors. Apollo has the right to designate any director as the Chairman of the Board and Mr. Crain currently serves in that capacity.
Our Board is divided into three classes. The members of each class serve staggered, three‑year terms. Upon the expiration of the term of a class of directors, directors in that class will stand for re‑election for an additional three‑year term at the annual meeting of stockholders in the year in which their term expires.

•	Jae Hwii Gwag, J. Barton Kalsu, Donald A. Wagner, and Rakesh Wilson are Class II directors, whose terms will expire at the 2019 annual meeting of stockholders;

•	Gregory A. Beard, Scott R. Browning, Robert C. Reeves, Russell E. Parker, and Robert M. Tichio are Class III directors, whose terms will expire at the 2020 annual meeting of stockholders; and

•	Alan R. Crain, Wilson B. Handler, John J. Hannan and Rajen Mahagaokar are Class I directors, whose terms will expire at the 2021 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one‑third of our directors.
As ownership in us by a Sponsor decreases, our stockholders agreement provides for the reduction in the number of directors such Sponsor may designate. The tables below state the number of director(s) that each Sponsor may designate to the Board pursuant to the stockholders agreement based on such Sponsor’s ownership of common stock, in each case, expressed as a percentage of its ownership of common stock as of the first day of effectiveness, January 16, 2014, of the Company’s registration statement under the Securities Act of 1933, as amended, in connection with our initial public offering (the “Effective Time”) (e.g., 75% means that the Sponsor holds 75% of the common stock that it held as of the Effective Time).

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
A director that is designated by any Sponsor pursuant to the stockholders agreement may be removed and replaced at any time and for any reason (or for no reason) only at the direction and upon the approval of such Sponsor for so long as such Sponsor has the right to designate the applicable director. The replacement of any director will be designated by the Sponsor that designated any such vacant seat unless such Sponsor has lost its right to designate the applicable director pursuant to the above. If the Sponsor has lost its right to designate the applicable director and the legacy stockholders hold at least 50% of our outstanding common stock, the legacy stockholders will have the right to designate a replacement director by a vote of the legacy stockholders holding a majority‑in‑interest of our outstanding common stock then held by the legacy stockholders (each such director, a “Replacement Director”); provided, that such Replacement Director is “independent” of us, the legacy stockholders and their affiliates under the rules of the NYSE.
Board Observers
Our stockholders agreement provides certain Sponsors with certain rights with respect to the designation of observers to the Board. Each observer generally may attend the meetings of our Board as an observer (and not as a director) and receive the same meeting‑related information given to Board members. No observer has a vote on our Board. The members of the Board can exclude any board observer from any board meeting to protect attorney‑client privilege, in connection with a conflict of interest, or for any other reason with the consent of the Sponsor that appointed the board observer, which consent cannot be unreasonably withheld, conditioned or delayed. The tables below state the number of board observers that each Sponsor (other than Apollo, which has no such right) may designate pursuant to the stockholders agreement based on such Sponsor's ownership of common stock, in each case, expressed as a percentage of its ownership of common stock as of the Effective Time (e.g., 50% means that the Sponsor holds 50% of the common stock that it held as of the Effective Time).

Riverstone Ownership	Board Observer
Between 20% and 50%	2
Less than 20%	0

Access Ownership	Board Observer
Between 20% and 50%	1
Less than 20%	0

KNOC Ownership	Board Observer
Between 20% and 50%	1
Less than 20%	0

Committees of the Board

Our stockholders agreement provides that for so long as each Sponsor has the right to designate a director or an observer to the Board, we will cause any committee of our Board to include in its membership such number of members that is consistent with, and reflects, the right of each Sponsor to designate a director or observer to the Board, except to the extent that such membership would violate applicable securities laws or stock exchange or stock market rules.

The Board has established three standing committees to assist the Board in carrying out its duties: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. We describe the committees, their current membership and their principal responsibilities below:

Name	Board	Audit	Compensation	Governance and Nominating
Gregory A. Beard	Member		Chairman	Member
Scott R. Browning	Member		Member	Member
Alan R. Crain*	Chairman	Member	Member	Chairman
Jae Hwii Gwag	Member		Member	Member
Wilson B. Handler	Member		Member	Member
John J. Hannan	Member
J. Barton Kalsu*	Member	Chairman	Member	Member
Rajen Mahagaokar	Member
Russell E. Parker	Member
Robert C. Reeves*	Member	Member	Member	Member
Robert M. Tichio	Member		Member	Member
Donald A. Wagner	Member		Member	Member
Rakesh Wilson	Member		Member	Member

Number of 2018 Meetings	8	5	5	4

* Independent Board member.

The Board has adopted charters for the Audit Committee, the Compensation Committee and the Governance and Nominating Committee that comply with the corporate governance rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002 and the NYSE listing standards. The Audit Committee, the Compensation Committee, and the Governance and Nominating Committee charters can be found on our website at www.epenergy.com.

Audit Committee
The Audit Committee presently consists of three members: Messrs. Kalsu (Chair), Crain and Reeves. Each member of the Audit Committee satisfies the financial literacy and independence requirements of the NYSE rules. In addition, the Board has affirmatively determined that Mr. Kalsu is an “audit committee financial expert.” No Audit Committee member serves on more than three audit committees of public companies, including our Audit Committee.
The primary purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to:

•	the Company’s independent registered public accounting firm’s qualifications and independence;

•	the Company’s independent petroleum engineering consultants;

•	the audit of the Company’s financial statements;

•	the performance of the Company’s internal audit function and independent registered public accounting firm; and

•	the preparation of the report of the Audit Committee to be included in the Company’s annual proxy statement under the rules of the SEC.
The Audit Committee is directly responsible for the appointment, compensation, oversight and dismissal of the Company’s independent auditor, Ernst & Young LLP, and the independent auditor reports directly to the Audit Committee. In addition, the Audit Committee provides an open avenue of communication between the internal auditors, the independent auditor and the Board.
During 2018, the Audit Committee conducted a number of activities pursuant to its oversight responsibility and in accordance with its charter, including:

•	selected Ernst & Young LLP as the Company’s independent auditor;

•	selected Ryder Scott Company, L.P. as the Company’s independent petroleum engineering consultants;

•	reviewed and approved the fees payable to each of Ernst & Young LLP and Ryder Scott Company, L.P.;

•
obtained and reviewed the report by the Company’s independent auditor describing, among other matters, the independent auditor’s internal quality control procedures and all relationships between the independent auditor and EP Energy;

•
reviewed with EP Energy’s Chief Financial Officer and the independent auditor all critical accounting policies and practices, significant changes in EP Energy’s selection and application of accounting principles, judgments made in connection with the preparation of the financial statements and other significant financial reporting issues;

•	reviewed and discussed with management the evaluation conducted by management of EP Energy’s ability to continue as a going concern, including related controls and processes;

•	reviewed and discussed with management and the independent auditor any significant related party transactions;

•
met on at least a quarterly basis with the head of EP Energy’s financial controls function, the independent auditor and management to discuss the effectiveness of disclosure controls and procedures, and, if applicable, any changes in EP Energy’s internal control over financial reporting that occurred during its most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting;

•	discussed the effectiveness of internal control over financial reporting and management’s assessment of its effectiveness; and

•	engaged in an annual self‑evaluation to determine its effectiveness as a committee.
The Audit Committee Charter can be found on our website at www.epenergy.com.

Policy for Approval of Audit and Non‑Audit Services
During 2018, the Audit Committee approved a pre‑approval policy for audit, non‑audit and tax services to be provided by our independent auditors, as required under applicable law, and the pre‑approved limit on fees for each of these categories. The Audit Committee’s current practice is to consider for pre‑approval annually all categories of audit and permitted non‑audit and tax services proposed to be provided by our independent auditors for a fiscal year. The Audit Committee will also consider for pre‑approval annually the maximum amount of fees and the manner in which the fees are determined for each type of service proposed to be provided by the independent auditors for the fiscal year. The Audit Committee must separately pre‑approve any service that is not included in the approved list of services or any proposed services that would exceed the pre‑approved cost levels. See “Principal Accountant Fees and Services” on page 35 for the aggregate fees paid to Ernst & Young LLP for the year ended December 31, 2018.
Corporate Governance

Code of Ethics
We have adopted a code of ethics, referred to as our “Code of Conduct,” that applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. In addition to other matters, our Code of Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct. A copy of our Code of Conduct is available on our website at www.epenergy.com. We will post to our website all waivers to, or amendments of, our Code of Conduct, which are required to be disclosed by applicable law.
Corporate Governance Guidelines
Our Board has adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE. The Corporate Governance Guidelines address matters including qualifications for directors, standards for independence of directors, election of directors, responsibilities of directors, mandatory retirement age for directors, limitation on serving on other boards/committees, management succession, director access to management and outside advisors, director compensation, prohibition on hedging and pledging of company stock, director orientation and continuing education, and annual self‑evaluation of the Board and its committees. The Board recognizes that effective corporate governance is an on‑going process, and the Board, either directly or through the Governance and Nominating Committee, will review and revise as necessary our Corporate Governance Guidelines annually, or more frequently if deemed necessary. A copy of our Corporate Governance Guidelines is available on our website at www.epenergy.com.
Audit Committee Financial Expert
The Audit Committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. All members of our Audit Committee meet the financial literacy standard required by the NYSE rules and at least one member qualifies as having accounting or related financial management expertise under the NYSE rules. In addition, the Board has affirmatively determined that Mr. Kalsu (chairman of our Audit Committee) is an “audit committee financial expert.”
Director Nomination Process
The Board seeks members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise relevant to the Company with a reputation for integrity. The Board has delegated to the Governance and Nominating Committee the responsibility for identifying, screening and recommending candidates to the Board for Board membership in accordance with the policies and principles set forth in its charter and consistent with any contractual obligations of the Company, including director appointment rights as set forth in our stockholders agreement. This assessment includes an examination of whether the individual is independent, as well as consideration of diversity, age, skills and experience in the context of the needs of the Board. When formulating its Board membership recommendations, the Governance and Nominating Committee may also consider advice and recommendations from others as it deems appropriate. The Governance and Nominating Committee will evaluate candidates submitted by stockholders according to the same criteria as any other nominees.

Except as otherwise set forth in our stockholders agreement, any stockholder desiring to nominate an individual for election to the Board must submit, in writing, a timely notice complying with the advance notice provisions set forth in Article II of our amended and restated Bylaws to Mr. Jace D. Locke, General Counsel and Corporate Secretary, by mail to EP Energy Corporation, P.O. Box 4660, Houston, Texas 77210‑4660. To be considered timely for a stockholder seeking to bring any matter before the 2020 annual meeting, the stockholder’s written notice must be received not less than 90 days nor more than 120 days prior to the first anniversary of the 2019 annual meeting.
A stockholder’s notice must set forth all of the information required by, and comply with, the advance notice provisions of our amended and restated Bylaws, including:

•
the name and address of such stockholder, as they appear on the Company’s books, of such beneficial owner, if any, and of their respective affiliates or associates or others acting in concert therewith;

•
the class or series and number of shares of the Company which are, directly or indirectly, owned beneficially and of record by such stockholder, such beneficial owner, and of their respective affiliates or associates or others acting in concert therewith;

•
any derivative instruments directly or indirectly owned beneficially by such stockholder, the beneficial owner, if any, or any affiliates or associates or others acting in concert therewith and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Company;

•	any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder has a right to vote any shares of any security of the Company;

•
any contract, arrangement, understanding, relationship or otherwise, including any repurchase or similar so‑called “stock borrowing” agreement or arrangement, engaged in, directly or indirectly, by such stockholder, the purpose or effect of which is to mitigate loss to, reduce the economic risk (of ownership or otherwise) of any class or series of the shares of the Company by, manage the risk of share price changes for, or increase or decrease the voting power of, such stockholder with respect to any class or series of the shares of the Company, or which provides, directly or indirectly, the opportunity to profit or share in any profit derived from any decrease in the price or value of any security of the Company (any of the foregoing, a “Short Interest”);

•	any rights to dividends on the shares of the Company owned beneficially by such stockholder that are separated or separable from the underlying shares of the Company;

•
any proportionate interest in shares of the Company or derivative instruments held, directly or indirectly, by a general or limited partnership in which such stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership;

•
any performance‑related fees that such stockholder is entitled to based on any increase or decrease in the value of shares of the Company or derivative instruments, if any, as of the date of such notice, including without limitation any such interests held by members of such stockholder’s immediate family sharing the same household;

•	any significant equity interests or any derivative instruments or Short Interests in any principal competitor of the Company held by such stockholder;

•	any direct or indirect interest of such stockholder in any contract with the Company, any affiliate of the Company or any principal competitor of the Company;

•
any other information relating to such stockholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement and form of proxy or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of directors in a contested election pursuant to Section 14 of the Exchange Act;

•	as to each person whom the stockholder proposes to nominate for election or reelection to the Board:

◦
all information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 of the Exchange Act, and

◦
a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such stockholder and beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 under Regulation S‑K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant; and

•	with respect to each nominee for election or reelection to the Board, include a completed and signed questionnaire, representation and agreement as required by our amended and restated Bylaws.
In addition, the Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such nominee.

ITEM 11. EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosures.  As such, we have opted to take advantage of the scaled disclosure requirements afforded to smaller reporting companies and, as such, have provided more limited (or, in some cases, eliminated) disclosures.

COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis (“CD&A”) explains our compensation philosophy, summarizes our compensation programs and reviews compensation decisions for the executive officers identified as named executive officers in the Summary Compensation Table on page 21. They include the following individuals:

Officers	Title
Russell E. Parker	President and Chief Executive Officer
Kyle A. McCuen	Senior Vice President, Chief Financial Officer and Treasurer
Raymond J. Ambrose	Senior Vice President, Engineering and Subsurface
Chad D. England	Senior Vice President, Operations
Jace D. Locke	Vice President, General Counsel & Corporate Secretary

The discussion is divided into the following sections:

I.	Executive Summary

II.	Elements of Total Compensation Program

III.	2018 Compensation Decisions

IV.	Other Compensation Matters

I.	Executive Summary
Compensation Program Philosophy and Governance Practices
The core of our executive compensation program is pay for performance. A significant portion of each executive’s total compensation is at risk and dependent upon our Company’s achievement of specific, measurable performance goals. Our annual incentive plan uses a balanced approach of financial and operational goals to encourage executives to execute on short‑term objectives that generate long‑term value. In addition, our long‑term incentive program is designed to reward significant and sustained stock price appreciation over a multi‑year performance period. The framework of our executive compensation program for 2018, which incorporates what we believe are top governance practices, is set forth below:

We Do	We Do Not
✓    base a majority of total target compensation on performance and stock price appreciation incentives

✓    link annual cash incentives to achievement of pre-established financial and operational goals

✓    cap annual cash incentive opportunities for each executive officer

✓    utilize performance share units as the primary component of each executive officer’s long-term incentive grant, the payout of which is entirely dependent upon the achievement of specified stock price goals over a four-year performance period

✓    no payouts on performance share units if stock price does not reach threshold level of $5.00 during performance period
✓    evaluate the risk of our compensation programs
✓    require executive officers and independent directors to hold EPE stock through stock ownership guidelines and LTI awards with post-settlement transfer restrictions

✓    prohibit executive officers and directors from pledging or hedging shares of our stock

✓    have a clawback policy that applies to our executive officers and others selected by the Board
✓    require double-trigger vesting upon a change in control for equity acceleration
✓    conduct annual “say on pay” advisory votes

✗    offer significant perquisites (no club memberships, car allowances or personal aircraft usage)
✗    provide tax gross-ups
✗    have special retirement programs or accelerate equity awards upon retirement
✗    permit repricing of stock options without stockholder approval

✗    permit hedging transactions or short sales by executive officers or directors
✗    provide pension or supplemental executive retirement (SERP) benefits
✗    provide single-trigger equity vest upon a change in control
✗    incentivize excessive risk-taking in our compensation programs
✗    provide excessive severance arrangements

Say on Pay Vote Results
The non‑binding advisory proposal regarding compensation of our named executive officers submitted to stockholders at our 2018 Annual Meeting was approved by over 99% of the votes cast. We believe this favorable outcome is evidence of our stockholders’ support of our executive compensation program and the Compensation Committee’s decisions. No material changes to the structure of our executive compensation program were made in 2018, with the exception of a change in Mr. Parker’s annual incentive for 2018 performance, which was made in the form of performance-based restricted stock in lieu of a cash bonus. The grant was issued to further align Mr. Parker’s interests with those of our stockholders, to incentivize stock price appreciation and to preserve liquidity. The Compensation Committee will continue to consider the outcome of the Company’s say on pay votes when conducting its regular practice of evaluating the program and making future compensation decisions for the named executive officers.
Executive Compensation Highlights
Total compensation for each of our named executive officers is shown in the Summary Compensation Table on page 21. While we describe our executive compensation programs and relevant decisions in greater detail in this CD&A, actions the Compensation Committee took in 2018 in relation to our named executive officers are highlighted below:

•
Base Salary. Messrs. McCuen and Locke received modest base salary increases on January 1, 2018 in connection with their appointments to the roles of Senior Vice President & Chief Financial Officer and Vice President & General Counsel, respectively. No other changes were made to 2018 base salary levels of our named executive officers.

•
2018 Scorecard. Financial and operational performance metrics set for the 2018 annual cash incentive awards (the “2018 Scorecard”) were, in the aggregate, achieved above threshold but below target levels. These scorecard goals and weightings were set in alignment with our strategic plan objectives and capital budget for the year, with the low achievement threshold corresponding with the mid-point of our public guidance for the year. By linking the low achievement threshold with the mid-point of our public guidance, the scorecard was designed to create stretch targets at each level and incent superior performance. In addition to the 2018 Scorecard results, the Company achieved a number of strategic milestones in 2018, including a material reduction in its general and administrative (“G&A”) cost structure, increased capital discipline, enhanced portfolio value through accretive acquisitions and divestitures, and improved financial flexibility.

Based on the 2018 Scorecard achievement and other factors, cash bonus payouts for Messrs. McCuen, Ambrose, England and Locke for 2018 performance were above threshold but below target. Mr. Parker was awarded restricted stock in lieu of a performance bonus for 2018 performance, which vested in an amount equal to the achievement level of the 2018 scorecard.

•
Discretionary Bonus. Mr. Parker was awarded a one-time discretionary cash bonus in December 2018. This bonus was made in recognition of his leadership and efforts to transform the Company over the past twelve months.

•
Long‑Term Incentive Awards in 2018. Messrs. McCuen and Locke were granted long-term incentive awards consisting of performance share units and time‑based restricted stock in May 2018 following their appointments to the roles of Senior Vice President & Chief Financial Officer and Vice President & General Counsel, respectively. These awards were similar to the long-term incentive (“LTI”) awards made to the other named executive officers at the time of their hire in November 2017. The awards were designed to create a strong focus on absolute multi‑year stock price growth and to provide upside in the event of sustained stock appreciation, while limiting shareholder dilution if stock price hurdles are not met. No LTI awards were made to Messrs. Parker, Ambrose or England in 2018.

II.	ELEMENTS OF TOTAL COMPENSATION PROGRAM
The table below summarizes the elements of EP Energy’s 2018 executive compensation program.

Compensation Element	Objective	Key Features
Base Salary	To provide a minimum, fixed level cash compensation	Reviewed annually

Compensation Element	Objective	Key Features
Annual Cash Incentive Awards	To motivate and reward named executive officers’ contributions to achievement of pre‑established performance goals, as well as individual performance
Target bonus opportunity established for each named executive officer; actual bonus payable from 0% to 200% of target
Paid after year end once the Compensation Committee has determined Company performance relative to the Company scorecard and individual performance

Long‑Term Incentive Awards	To reward stock price appreciation, align pay with performance, and provide a retention element
Performance share units
• four-year performance period
• settled in stock if stock price hurdles met during the performance period
• upside potential for high end stock performance
• no payout if stock price does not trade at or above $5.00
• settled in years 4 (20%), 5 (20%) and 6 (60%)
Restricted stock
• grant with 4‑year ratable vesting

Qualified 401(k) Plan	To provide retirement savings in a tax‑efficient manner
Retirement benefits are provided under the following qualified plan:
401(k) Retirement Plan
• 401(k) plan covering all employees
• Company contributes an amount equal to 100% of each participant’s voluntary contributions under the plan, up to a maximum of 6% of eligible compensation (based on IRS limits)
• Company contributes an additional “retirement contribution” equal to 5% of each participant’s eligible compensation annually (based on IRS limits)

Compensation Element	Objective	Key Features
Health & Welfare Benefits	To provide reasonable health and welfare benefits to executives and their dependents and promote healthy living
Health and welfare benefits available to all employees, including medical, dental, vision and disability coverage
Named executive officers also participate in our Senior Executive Survivor Benefits Plan
Senior Executive Survivor Benefits Plan:
• provides executive officers (SVP and above) with survivor benefit coverage in lieu of the coverage provided generally to employees under our group life insurance plan in the event of a named executive officer’s death
• amount of survivor benefit is 2 1/2 times the executive officer’s annual salary

Severance	To provide a measure of financial security in the event an executive’s employment is terminated without cause or for good reason
Severance payable in the event of an executive’s involuntary termination of employment without cause or termination by the executive for “good reason,” as set forth under the terms of the executive’s employment or severance agreement.
No severance is payable in the event an executive is terminated for cause.

III. 2018 COMPENSATION DECISIONS
2018 Annual Base Salaries and 2018 Target Bonus Opportunities
We are party to employment agreements with each of our current named executive officers, with the exception of Mr. Locke. We entered into employment agreements with Messrs. Parker, Ambrose and England in connection with their hire in November 2017 and Mr. McCuen in May 2012. The employment agreements provide for, among other things, base salaries and annual performance bonus targets.
The following tables set forth the base salaries and annual target bonus opportunities for our executive officers for 2018, which, except as specifically noted below, were unchanged from 2017.
2018 Annual Base Salaries and
Target Bonus Opportunities

Name	Base Salary ($)	Target Bonus Opportunity (% of salary)
Russell E. Parker	500,000	100%
Kyle A. McCuen (1)	350,000	75%
Raymond J. Ambrose	400,000	75%
Chad D. England	400,000	75%
Jace D. Locke (2)	300,000	75%

(1)	Mr. McCuen’s base salary and target bonus opportunity were increased as reflected above on January 1, 2018 in connection with his appointment as Senior Vice President & Chief Financial Officer.

(2)	Mr. Locke’s base salary and target bonus opportunity were increased as reflected above on January 1, 2018 in connection with his appointment as Vice President & General Counsel.

In April 2018, the Compensation Committee approved a grant of performance-based restricted stock to our Chief Executive Officer, Russell E. Parker, effective as of May 16, 2018. The grant was made in lieu of Mr. Parker’s opportunity to earn a cash bonus for 2018 performance up to his target bonus amount (anything in excess of target to be paid in cash in ordinary course). The award was issued with a grant value equal to Mr. Parker’s target cash bonus opportunity for 2018 performance ($500,000), with such value converted into shares using the 10-day average closing sales price of our common stock immediately prior to and including the grant date (the 10-day average over this measurement period was $2.54, resulting in a grant of 196,850 shares). The grant was subject to a substantial risk of forfeiture, with vesting equal to the achievement level of the 2018 Scorecard used for bonus pool funding. Any shares that did not vest upon the 2018 Scorecard achievement level would be forfeited immediately.
Cash Bonus Awards for 2018 Performance
2018 Scorecard. In early 2018, the Compensation Committee approved our 2018 Scorecard for use in determining 2018 performance‑based cash bonus awards. The 2018 Scorecard consists of five categories of company-wide financial, operational and safety performance goals. These scorecard goals and weightings were set in alignment with our strategic plan objectives and capital budget for the year, with the threshold achievement corresponding with the mid-point of our public guidance for the year. By linking the low achievement threshold with the mid-point of our public guidance, the scorecard was designed to create stretch targets at each level and incentivize superior performance. Each category includes individual scorecard metrics with a threshold, target and high achievement level, although no one metric is determinative to the overall scorecard weighting or bonus determination process. This is due to the number of scorecard components and in part due to the Committee’s discretion to modify cash incentive payouts based on company performance and external factors outside of the specific scorecard goals.
The following table summarizes the 2018 Scorecard, its key components and weightings, and the level of achievement of each component.

	Weight	Achievement	Score

EPE FULL-YEAR 2018 SCORECARD	100%		60%

SAFETY	10%	133%	13%
PRODUCTION	20%	47%	9%
PROFIT	10%	111%	11%
COSTS	20%	85%	17%
LONG-TERM VALUE CREATION	40%	22%	9%

Range of Individual Bonus Amounts. In addition to company performance, individual performance plays a role in determining annual incentives. Each named executive officer has individual accountabilities which are evaluated and taken into account in determining specific bonus amounts.
2018 Scorecard Results. In February 2019, the Compensation Committee reviewed the performance of the Company relative to the 2018 Scorecard and determined that the team achieved a formulaic scorecard achievement level of 60%. The Compensation Committee also considered the material reduction in G&A, swift redirection of capital spend, initiation of new development concepts, and EBITDAX generation significantly above the capital spend.
The Compensation Committee also evaluated each executive officer’s individual performance and contributions during 2018 and discussed with our CEO his recommendation as to the appropriate bonus levels for the executive officers reporting to him.

2018 Bonus Awards. Based on the program described above, the Compensation Committee approved the following cash bonuses for our named executive officers for 2018 performance. The amount was calculated in accordance with the following formula:

Target Bonus	X	Scorecard Achievement Percentage	+/-	Individual Performance Adjustment (if any)	=	Named Executive Officer Cash Bonus

The following table sets forth each named executive officer’s annual cash incentive for 2018 performance.

Cash Bonus
for 2018 Performance

Name	2018 Cash Bonus(1) ($)
Russell E. Parker (2)	—
Kyle A. McCuen	120,000
Raymond J. Ambrose	180,000
Chad D. England	240,000
Jace D. Locke	165,000

(1)	Cash bonuses for the named executive officers were paid in March 2019 and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Mr. Parker received performance-based restricted stock in lieu of a cash bonus for 2018 performance. See page 16 of this Form 10-K/A for additional detail.

2018 – Performance-based Restricted Stock for CEO. In connection with the Compensation Committee’s certification of the 2018 Scorecard, Mr. Parker vested in 60% of his performance-based restricted stock award, or 118,110 shares. The remaining 40% of his award was forfeited according to its terms.
2018 – Discretionary Cash bonus for CEO. In December 2018, in connection with an evaluation of Mr. Parker’s overall compensation package, the Compensation Committee awarded Mr. Parker a one-time discretionary cash bonus of $350,000. This bonus was made in recognition of his leadership and efforts to transform the Company over the past twelve months. The discretionary cash bonus was paid at the end of December 2018 and is reported in the “Bonus” column of the Summary Compensation Table on page 21 of this Form 10-K/A.
2018 Long‑Term Incentive Awards
We maintain our 2014 Omnibus Incentive Plan (“Omnibus Plan”) pursuant to which various types of long‑term incentives may be granted. The Omnibus Plan is administered by the Compensation Committee, and the committee is authorized to make all grants of long‑term incentive awards, as well as to make decisions and interpretations required to administer the plan.
In addition, in connection with the management change in November 2017, our Board adopted our Employment Inducement Plan (“Inducement Plan”) pursuant to which performance share units and restricted stock awards were issued to members of the new management team. The Inducement Plan was adopted by the Board without stockholder approval pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08 ("Rule 303A.08"). Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with us, who (i) has not previously been an employee of us or our affiliates or (ii) is rehired following a bona fide period of non‑employment with us and our affiliates.

In May 2018, the Compensation Committee approved equity grants comprised of performance share units and restricted stock to each of Messrs. McCuen and Locke. No grants were made to Messrs. Parker, Ambrose and England in light of the inducement grants made to them in November 2017 at the time of their hire.
Performance share units granted in May 2018 represent a contractual right to receive shares of common stock if certain stock price hurdles are met over a four‑year performance period. Any shares earned pursuant to performance share units will be settled upon the fourth (20%), fifth (20%) and sixth (60%) years following the grant date, but are subject to certain transfer restrictions unless certain conditions are satisfied. If a $5.00 stock price hurdle is not met over the performance period, no payouts will occur.
The following table reflects the settlement value of each of the performance share units issued to members of the new management team based on stock price hurdles:

Average Stock Price (90-day average)		PSUs Earned (% of target)
Below Threshold	Less than $5.00	0.00%
Threshold	At least $5.00, but less than $6.00	100.00%
	At least $6.00, but less than $7.00	125.00%
	At least $7.00, but less than $8.00	178.57%
	At least $8.00, but less than $9.00	312.50%
	At least $9.00, but less than $10.00	416.67%
	At least $10.00, but less than $11.00	500.00%
	At least $11.00, but less than $12.00	500.00%
	At least $12.00, but less than $13.00	833.33%
	At least $13.00, but less than $14.00	833.33%
Maximum	$14.00 or greater	1,041.67%
The following table illustrates the number of performance share units and shares of restricted stock that were awarded to our named executive officers in 2018.
2018 Long‑Term Incentive Awards

Name	Performance Share Units (#)	Restricted Stock (#) (1)
Russell E. Parker	—	—
Kyle A. McCuen	72,000	37,500
Raymond J. Ambrose	—	—
Chad D. England	—	—
Jace D. Locke	144,000	90,000

(1)	Shares vest ratably over four years.
Early 2019 Compensation Matters
CEO – Base Salary Increase
In December 2018, the Compensation Committee approved an increase in Mr. Parker’s base salary from $500,000 to $850,000, effective January 1, 2019.

Retention Awards
Also in early February 2019, the Compensation Committee approved short-term cash-based retention awards for certain key employees other than the CEO, including the CEO’s direct officer reports. The awards were made to motivate and retain the executive officers and to incentivize focus and performance throughout the year. The retention awards will be paid in equal monthly installments over the course of 2019, provided the employee remains in the employ of the Company on the payment date.
The following table sets forth each named executive officer’s short-term cash retention amount.
Retention Awards

Name	Monthly Cash Retention ($)	Total Cash Retention ($)
Russell E. Parker (1)	—	—
Kyle A. McCuen	10,000	80,000
Raymond J. Ambrose	15,000	120,000
Chad D. England	20,000	160,000
Jace D. Locke	13,750	110,000

(1) No short-term retention award was made to Mr. Parker in light of the changes made to his compensation package in December
2018.

Retention payments made over the course of 2019 will be reported in next year’s Summary Compensation Table in accordance with SEC reporting requirements.

IV. Other Compensation Matters
Stock Ownership Requirements
We adopted stock ownership guidelines to emphasize our commitment to senior management and independent director stock ownership. These stock ownership guidelines are designed to emphasize stock ownership and to further align the interest of our executive officers and independent directors with our stockholders. These requirements are as follows:

Position	Minimum Aggregate Value
Chief Executive Officer	5X base salary
Other Named Executive Officers	2X base salary
Independent Directors	5X cash retainer
Each executive officer and independent director is required to meet the ownership threshold within five years of his or her election as an executive officer or independent director (or from the date of adoption of this policy, whichever is later).
Clawback Policy
We have a clawback policy that applies to our executive officers and other individuals designated by our Board. Under the policy, if it is determined that a covered employee engaged in fraud, misconduct or a violation of company policy that causes us to restate our reported financial or operating results due to material non‑compliance with financial reporting requirements, the Board will review the incentive compensation paid, granted, vested or accrued to such employee during the three fiscal years prior to the date of such restatement. To the extent practicable and as permitted by applicable law, the Board will determine, in its discretion, whether to seek to recover or cancel the difference between any incentive compensation paid during the three years preceding such restatement that was based on having met or exceeded performance targets that would not have been met based upon the restated financial or operational results and the incentive compensation that would have been paid or granted to the covered employee or the incentive compensation in which the covered employee would have vested had the actual payment, granting or vesting been calculated based on the restated financial or operational results.
Policy on Hedging and Pledging of Company Securities
We have a robust anti‑hedging policy that prohibits employees and independent directors from engaging in any kind of hedging transaction that seeks to reduce or limit that person’s economic risk associated with his or her ownership in EP Energy securities, which includes short‑selling or the purchase or sale of puts, calls, options or other derivative securities based on the Company’s securities.
In addition, our executives and independent directors are prohibited from holding EP Energy securities in a margin account or otherwise entering into any pledge arrangement that, in either case, would permit a third party to sell EP Energy securities without the individual’s consent or knowledge.
Compensation Risk Assessment
During 2018, the Compensation Committee requested that our internal audit function perform a risk assessment of our Company’s incentive compensation arrangements for all employees, including our named executive officers. Based on its review, the committee concluded the Company’s compensation programs do not motivate undue risk and that the compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. See “Compensation Policies and Practices as they Relate to Risk Management” on page 28 of this Form 10-K/A for additional detail regarding the compensation risk assessment.
162(m)
Section 162(m) of the Internal Revenue Code imposes an annual deduction limit of $1 million on the amount of compensation paid to each of the CEO, the CFO and the three other highest compensated executive officers of the Company. Prior to 2018, there was an exception to the $1 million deduction limit for qualified performance‑based compensation. Tax legislation enacted on December 22, 2017 repealed this exception for performance‑based compensation and expanded the employees covered by Section 162(m). As a result, beginning in 2018 all compensation in excess of $1 million paid to our named executive officers will not be deductible. While the Compensation Committee may consider the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by the Company for tax purposes.

EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Russell E. Parker	2018	500,000	350,000	590,550	—	—	—	31,640	1,472,190
President and Chief Executive Officer	2017	83,333	—	3,753,207	—	—	—	5,417	3,841,957
Kyle A. McCuen	2018	350,000	—	1,082,250	—	120,000	—	31,245	1,583,495
Senior Vice President, Chief Financial Officer and Treasurer	2017	308,700	—	274,862	—	166,700	—	29,700	779,962
Raymond J. Ambrose	2018	400,000	—	—	—	180,000	—	31,570	611,570
Senior Vice President,	2017	66,667	—	2,678,565	—	—	—	6,333	2,751,565
Engineering and Subsurface
Chad D. England	2018	400,000	—	—	—	240,000	—	31,255	671,255
Senior Vice President, Operations	2017	66,667	—	2,678,565	—	—	—	6,333	2,751,565
Jace D. Locke (5)	2018	300,000	—	2,208,600	—	165,000	—	30,250	2,703,850
Vice President, General Counsel and
Corporate Secretary

(1) Discretionary cash bonus paid to Mr. Parker in December 2018.
(2) The amount in this column for 2018 for Mr. Parker reflects the grant date fair value of the performance-based restricted stock award granted to him under the Company’s Omnibus Plan in lieu of a cash incentive award for 2018 performance. The amount in this column for 2018 for Messrs. McCuen and Locke reflects the aggregate grant date fair value of the performance share units and restricted stock awards granted to each named executive officer under the Company’s Omnibus Plan. These awards were computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“FASB ASC Topic 718”). The grant date fair value used to calculate these amounts is the same as that used for our long‑term incentive compensation disclosure in Note 10to our financial statements included in our Original 2018 Form 10‑K.
(3) The amount in this column for 2018 reflects each named executive officer’s annual cash incentive bonus earned for 2018 performance. Amounts for 2018 performance were paid in March 2019.
(4) The compensation reflected in the “All Other Compensation” column for 2018 for our named executive officers includes items listed in the table immediately following these footnotes.
(5) Mr. Locke was not a named executive officer in 2017 and consequently compensation information for that year is not included in this Form 10-K/A.
All Other Compensation included in the Summary Compensation Table for 2018

	Company
	Contributions	Annual
	to the 401(k)	Executive
	Retirement Plan	Physicals	Total
Name	($)	($) (1)	($)
Russell E. Parker	30,250	1,390	31,640
Kyle A. McCuen	30,250	995	31,245
Raymond J. Ambrose	30,250	1,320	31,570
Chad D. England	30,250	1,005	31,255
Jace D. Locke	30,250	—	30,250

(1)    The amounts in this column reflect our cost for executive officer annual physicals.

Description of Plan‑Based Awards
Non‑Equity Incentive Plan Awards
The material terms of the short‑term incentive bonus awards are described in the CD&A above.

Equity Awards
The performance share units for Messrs. McCuen and Locke were approved by the Compensation Committee and granted on May 15, 2018. A performance share unit represents a contractual right to receive shares of our common stock if certain conditions are met. The number of performance share units actually earned, if any, is based upon achievement of specified stock price goals over a four‑year performance period. In addition, the performance share units are subject to time‑based vesting conditions. Any shares earned pursuant to performance share units will be issued over the fourth, fifth and sixth years following the grant date, pursuant to the schedule set forth in the award agreement, but such shares will be subject to certain transfer restrictions unless certain conditions are satisfied. The grant date fair value per unit for the performance share units which is based on the May 15, 2018 grant date fair value was $6.86.
The restricted stock awards for Messrs. McCuen and Locke are shares of restricted stock, which were approved by the Compensation Committee and granted on May 15, 2018. The grant date fair value per share of the restricted stock awards granted on May 15, 2018 was $2.94. Restricted stock awards for Mr. Parker are shares of performance-based restricted stock which were approved by the Compensation Committee and granted on May 16, 2018 in lieu of a cash incentive award for 2018 performance. The grant date fair value per share of the restricted stock award granted on May 16, 2018 was $3.00. Both performance share units and restricted stock awards for Messrs. Parker, McCuen and Locke were granted under our Omnibus Plan.
Employment Agreements
We entered into employment agreements with Messrs. Parker, Ambrose and England on November 1, 2017. The employment agreements have an initial four‑year term, but the term of each agreement will be extended automatically for successive additional one‑year periods unless either the executive or Company provides written notice to the other at least 30 days prior to the end of the then‑current initial term or extension term that no such automatic extension will occur. In addition, we entered into an employment agreement with Mr. McCuen on May 24, 2012. Mr. Locke is not presently covered by an employment agreement. Additional detail regarding the employment agreements is set forth below.
Russell E. Parker
We entered into an employment agreement with Mr. Parker, effective November 1, 2017, to serve as our President and Chief Executive Officer. Under the terms of the agreement, Mr. Parker’s annual base salary was $500,000 (increased to $850,000 as of January 1, 2019) with an annual bonus target equal to at least 100% of his base salary payable depending on performance relative to targets. Mr. Parker is eligible to participate in all benefit plans and programs that are available to other senior executives of our Company. Mr. Parker’s employment agreement contains provisions related to the payment of benefits upon certain termination events, as well as non‑compete, non‑solicitation and confidentiality restrictions.
Kyle A. McCuen
We entered into an employment agreement with Mr. McCuen, effective May 24, 2012, to serve as our Vice President, Planning & Treasury. Mr. McCuen was subsequently appointed as our Senior Vice President and Chief Financial Officer in January 2018, after serving as our interim Chief Financial Officer for the majority of 2017. Under the terms of the agreement, Mr. McCuen’s annual base salary was $275,000 (increased to $308,700 as of April 1, 2014 and subsequently increased to $350,000 as of January 1, 2018), with an annual cash bonus target equal to 45% (increased to 75% as of January 1, 2018) of his annual base salary, with higher or lower amounts payable depending on performance relative to targets. Mr. McCuen is eligible to participate in all benefit plans and programs that are available to other senior executives of our Company. Mr. McCuen’s employment agreement contains provisions related to the payment of benefits upon certain termination events, as well as certain non‑compete, non‑solicitation and confidentiality restrictions.

Raymond J. Ambrose
We entered into an employment agreement with Mr. Ambrose, effective November 1, 2017, to serve as our Senior Vice President, Engineering and Subsurface. Under the terms of the agreement, Mr. Ambrose’s annual base salary is $400,000, with an annual bonus target equal to at least 75% of his base salary payable depending on performance relative to targets. Mr. Ambrose is eligible to participate in all benefit plans and programs that are available to other senior executives of our Company. Mr. Ambrose’s employment agreement contains provisions related to the payment of benefits upon certain termination events, as well as certain non‑compete, non‑solicitation and confidentiality restrictions.
Chad D. England
We entered into an employment agreement with Mr. England, effective November 1, 2017, to serve as our Senior Vice President, Operations. Under the terms of the agreement, Mr. England’s annual base salary is $400,000, with an annual bonus target equal to at least 75% of his base salary payable depending on performance relative to targets. Mr. England is eligible to participate in all benefit plans and programs that are available to other senior executives of our Company. Mr. England’s employment agreement contains provisions related to the payment of benefits upon certain termination events, as well as certain non‑compete, non‑solicitation and confidentiality restrictions.
Outstanding Equity Awards
at Fiscal Year‑End 2018

					Stock Awards
								Equity Incentive
							Equity Incentive	Plan Awards:
							Plan Awards:	Market or Payout
	Option Awards				Number of	Market Value	Number of Number of	Value of
	Number of Securities				Shares or	of Shares or	Unearned Shares,	Unearned
	Underlying Unexercised				Units of	Units of	Units or Other	Shares, Units or
	Options at Fiscal		Option		Stock That	Stock That	Rights	Other Rights
	Year End		Exercise	Option	Have Not	Have Not	That Have Not	That Have Not
	(#)		Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($) (1)	(#) (2)	($) (3)
Russell E. Parker	—	—	—	—	141,510 (4)	99,057	240,000	168,000
					196,850 (5)	137,795	—	—
Kyle A. McCuen	3,821	1,910 (6)	19.82	04/01/2024	858 (7)	601	72,000	50,400
					15,810 (8)	11,067	—	—
					13,020 (9)	9,114	—	—
					42,813 (10)	29,969	—	—
					73,113 (11)	51,179	—	—
					28,125 (12)	19,688	—	—
					18,488 (13)	(14)	—	—
Raymond J. Ambrose	—	—	—	—	113,208 (4)	79,246	168,000	117,600
Chad D. England	—	—	—	—	113,208 (4)	79,246	168,000	117,600
Jace D. Locke					6,901 (9)	4,831	144,000	100,800
					18,226 (10)	12,758	—	—
					43,508 (11)	30,456	—	—
					67,500 (12)	47,250	—	—
					2,866 (13)	(14)	—	—

(1)
The values represented in this column have been calculated by multiplying $0.70, the closing price of our common stock on Monday, December 31, 2018, by the number of shares of stock in the preceding column.

(2)	The number of shares in this column represents the number of performance share units that would pay out based on achieving target‑level performance.

(3)
The values represented in this column have been calculated by multiplying $0.70, the closing price of our common stock on Monday, December 31, 2018, by the number of shares of stock in the preceding column.

(4)
These are shares of restricted stock that were granted to Messrs. Parker, Ambrose and England in connection with their hire in November 2017. The restricted shares are subject to a four‑year ratable vesting schedule with remaining vesting dates on each of November 1, 2019, 2020 and 2021.

(5)
These are shares of performance-based restricted stock that were granted to Mr. Parker on May 16, 2018 in lieu of a cash bonus. This incentive award for 2018 performance was paid in the form of restricted stock, which vested 60% on March 15, 2019 and the remaining shares were forfeited.

(6)
These are stock options that were granted as part of the 2014 annual grant of long‑term incentive awards. The options are subject to a delayed three‑year ratable vesting schedule, with the remaining vesting date on April 1, 2019.

(7)
These are shares of restricted stock that were granted as part of the 2014 annual grant of long‑term incentive awards. The restricted shares are subject to a delayed three‑year ratable vesting schedule, with the remaining vesting date on April 1, 2019.

(8)
These are shares of restricted stock that were granted as part of the 2015 annual grant of long‑term incentive awards. The restricted shares are subject to a five‑year ratable vesting schedule, with remaining vesting dates on each of March 16, 2019 and 2020.

(9)
These are shares of restricted stock that were granted as part of the 2016 annual grant of long‑term incentive awards. The restricted shares are subject to a three‑year ratable vesting schedule, with remaining vesting date on March 16, 2019.

(10)
These are shares of restricted stock that were granted as part of the 2017 annual grant of long‑term incentive awards. The restricted shares are subject to a three‑year ratable vesting schedule, with remaining vesting dates on each of March 16, 2019 and 2020.

(11)
These are shares of restricted stock that were granted on March 15, 2018 in lieu of a cash bonus. The restricted shares are subject to a four‑year ratable vesting schedule, with remaining vesting dates on each of November 1, 2019, 2020 and 2021.

(12)
These are shares of restricted stock that were granted as part of the 2018 grant of long‑term incentive awards. The restricted shares are subject to a four‑year ratable vesting schedule, with remaining vesting dates on each of November 1, 2019, 2020 and 2021.

(13)
These are shares of Class B common stock held by Messrs. McCuen and Locke as of December 31, 2018. The Class B shares are subject to time‑based vesting requirements (vest ratably over 5 years, with 20% vesting on each of May 24, 2013, 2014, 2015, 2016 and 2017) as well as a performance hurdle, and such shares do not become payable until the performance hurdle is achieved (e.g., certain liquidity events in which our private equity sponsors receive a return of at least one times their invested capital in our Company). The performance hurdle applicable to the Class B common shares has not yet been met, and consequently, the Class B shares are reported as unvested shares for purposes of this table.

(14)
Because the consideration to be received by Class B stockholders depends on the total value received by our private equity sponsors relating to their investment in our Company, the market value of the shares of Class B common stock is not readily determinable. For illustrative purposes only and assuming that Apollo and Riverstone sold 100% of their shares of common stock on December 31, 2018 for net proceeds of $0.70 per share (the closing share price on Monday, December 31, 2018), no proceeds would have been payable to Mr. McCuen or Mr. Locke relating to their Class B shares, as a sale at such price would not have triggered the performance hurdle applicable to the Class B Shares.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to our named executive officers in connection with a termination of their employment.

Potential Payments under Employment and Severance Arrangements
As discussed above, we have entered into employment agreements with each of our named executive officers with the exception of Mr. Locke. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits these named executive officers would receive in connection with various employment termination scenarios.
Messrs. Parker, Ambrose and England
Under the terms of the employment agreement for Messrs. Parker, Ambrose and England, if the executive’s employment is terminated by us without cause or by the executive with good reason then the executive will be entitled to receive severance payments in a total amount equal to 100% of base salary paid in 12 equal monthly installments.
For purposes of the above, “good reason” means, as to any executive, the occurrence of any of the following events without the executive’s consent: (a) a material diminution in the executive’s base salary; (b) a material breach by the Company of any of its covenants or obligations under the employment agreement; and (c) the relocation of the geographic location of the executive’s principal place of employment by more than 50 miles from the location of the executive’s principal place of employment as of the effective date of the employment agreement. The term “cause” means the executive’s (i) material breach of the employment agreement or any other written agreement between the executive and one or more members of the company group; (ii) the commission of willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement on the part of the executive; (iii) the commission by the executive of, or conviction or indictment of the executive for, or plea of nolo contendere by the executive to, any felony (or state law equivalent) or any crime involving moral turpitude; or (iv) the executive’s willful failure or refusal, other than due to disability, to perform the executive’s obligations pursuant to the employment agreement or to follow any lawful directive from the board that is commensurate with the executive’s position.
Mr. McCuen
Under the terms of the employment agreement for Mr. McCuen, if his employment is terminated by us without cause or by the executive with good reason then he would be entitled to receive:

•	a lump‑sum payment equal to 100% ,of the sum of his (a) annual base salary and (b) target annual bonus as of the termination date;

•	a prorated annual bonus based on his target bonus opportunity for the year of termination; and

•	continuation of basic life and health insurance following termination for 12 months.
If the executive’s employment is terminated for any other reason, our only obligation will be the payment of any accrued obligations. For purposes of the above, “good reason” means, as to any executive, the occurrence of any of the following events without the executive’s consent: (a) a reduction in the executive’s annual base salary other than a reduction of not more than 5% in connection with a general reduction in base salaries that affects all similarly situated executives in substantially the same proportions which is implemented in response to a material downturn in the U.S. domestic oil and natural gas exploration and development industry; (b) a failure of the Company to cause the executive to be eligible under benefit plans that provide benefits that are substantially comparable in the aggregate to those provided to the executive as of the effective date of the employment agreement; (c) any material breach by the Company of the employment agreement; (d) a material diminution in the executive’s title, authority, duties, or responsibilities; (e) the requirement that the executive’s principal place of employment be outside a 35 mile radius of his or her then‑current principal place; and (f) any purported termination of the executive’s employment for cause which does not comply with the employment agreement The term “cause” means the executive’s (i) willful failure to perform the executive’s material duties, (ii) willful and material breach of the employment agreement, (iii) conviction of or plea of guilty or no contest to, any felony or any crime involving moral turpitude, or (iv) engaging in actual fraud or willful material misconduct in the performance of the executive’s duties under the employment agreement.

Mr. Locke
Mr. Locke participates in the EP Energy Severance Protection Plan for Leader Shareholders which provides certain key employees with severance benefits in the event of an involuntary termination without cause or termination for good reason. The severance benefits equal a lump-sum cash payment of one times the participant’s base salary and basic life insurance, medical and dental benefits, at the Company’s expense, for a period of three months following termination.
Potential Payments under Welfare Benefit Plans
We sponsor a welfare benefit plan available to all employees that provides long‑term disability benefits in the event of an employee’s permanent disability. In the event of a named executive officer’s permanent disability, disability income would be payable on a monthly basis as a long as the executive officer qualified as permanently disabled. Long‑term disability benefits are equal to 60% of the executive’s base salary in effect immediately prior to the disability, with a maximum monthly benefit equal to $25,000. In the event of a named executive officer’s permanent disability, he or she may also elect to maintain basic life and health insurance coverage under our welfare benefit plan at active‑employee rates for as long as the individual qualifies as permanently disabled or until he or she reaches age 65.
In addition, our named executive officers, with the exception of Mr. Locke, participate in our Senior Executive Survivor Benefits Plan, which provides each of our named executive officers with survivor benefits coverage in the event of the executive’s death in lieu of the coverage provided generally under our group life insurance plan. The amount of benefits provided is 2.5 times the executive’s annual salary.
Treatment of Long‑Term Incentive Awards
In addition to the severance and welfare benefits described above, our named executive officers’ outstanding long‑term incentive awards may be impacted in the event of certain termination scenarios, as described below.
Employment Inducement Awards
Restricted Stock
The restricted shares issued under our Employment Inducement Plan to Messrs. Parker, Ambrose and England in 2017 are subject to a four‑year ratable vesting schedule with vesting commencing in 2018. If the executive’s employment is involuntarily terminated by the Company without cause or the executive resigns for good reason, then if any restricted shares remain unvested as of the date of such termination, a pro‑rata portion of the unvested restricted shares shall immediately vest. If the executive’s employment terminates due to death or disability, 50% of such unvested restricted shares shall immediately vest. Restricted shares that remain subject to the restriction period will be immediately forfeited in the event of a voluntary termination by the executive or a termination for cause.
Performance Share Units
The performance share units issued under our Employment Inducement Plan to Messrs. Parker, Ambrose and England in 2017 incorporated a four‑year performance period. The number of performance share units actually earned, if any, will be based upon achievement of specified stock price goals over the performance period. In addition, the performance share units are subject to time‑based vesting restrictions. Any shares earned pursuant to the performance share units will be issued over the fourth (20%), fifth (20%) and sixth (60%) years following the grant date, but such shares will be subject to certain transfer restrictions pursuant to the performance share unit agreement unless certain conditions are satisfied. If the executive’s employment terminates due to death or disability, 50% of such unvested performance share units shall immediately vest. In addition, any unvested performance share units will fully vest in the event of an executive’s termination of employment without cause or by the executive for good reason within one year following a change in control of EP Energy, with the termination date being deemed the end of the performance period and settlement occurring immediately thereafter.

2014 Omnibus Incentive Plan Awards
Stock Options
The stock options issued under our Omnibus Plan to Mr. McCuen in 2014 are subject to a delayed three‑year vesting schedule with vesting commencing in 2017. If the executive’s employment is involuntarily terminated by the Company without cause or in the event of the executive’s termination due to disability, a pro‑rata portion of the unvested options will vest on the date of the executive’s termination of employment. The options will fully vest in the event of the executive’s termination due to death. In addition, options will fully vest in the event of an executive’s termination of employment without cause or by the executive for good reason within two years following a change in control of EP Energy. Unless stock options expire by their own terms, vested options may be exercised for three months following a voluntary termination by the executive or an involuntary termination by the Company without cause or one year in the event of termination due to death or disability. Vested but unexercised stock options are forfeited in the event of a termination for cause. All outstanding stock options are presently underwater and have no intrinsic value.
Restricted Stock
The restricted shares issued under our Omnibus Plan to Messrs. McCuen and Locke are subject to ratable vesting schedules. In the event of the executive’s termination due to disability, a pro‑rata portion of the shares of restricted stock that remain subject to the restriction period will vest on the date of the executive’s termination of employment. The shares of restricted stock will fully vest in the event of the executive’s termination due to death. In addition, shares of restricted stock will fully vest in the event of an executive’s termination of employment without cause or by the executive for good reason within two years following a change in control of EP Energy. Restricted shares that remain subject to the restriction period will be immediately forfeited in the event of a voluntary or involuntary termination.
The restricted shares issued in 2018 to Mr. Parker vest and become free of the forfeiture and transfer restrictions upon certification of the results of the 2018 Scorecard for incentive purposes, with such shares vesting in an amount equal to the 2018 Scorecard achievement level percentage.
Performance Share Units
The performance share units issued under our Omnibus Plan to Messrs. McCuen and Locke in 2018 contain the same terms and conditions including vesting and settlement provisions, as those granted to Messrs. Parker, Ambrose and England under the Employment Inducement Plan.
Legacy Long Term Incentive Awards
Class B Common Stock
The shares of Class B common stock issued to certain of our named executive officers in 2012 vested ratably over five years, with the last tranche vesting on May 24, 2017. Below is a description of the impact of certain termination scenarios on the Class B shares. As of December 31, 2018, Messrs. McCuen and Locke were our only named executive officers to hold Class B shares.
Involuntary Termination with Cause
In the event of a named executive officer’s termination with cause, all shares of Class B common stock held by such executive (whether vested or unvested) would be forfeited without consideration.
Voluntary Termination without Good Reason
In the event of a named executive officer’s voluntary termination, 25% of the executive’s vested Class B shares would be forfeited without consideration. In such event and for a period of one year following the termination, the Company may elect (but is not required) to redeem the non‑forfeited shares of Class B common stock held by such executive at the fair market value of such shares (as determined by the Board) on the repurchase date.

Involuntary Termination without Cause or Voluntary Termination with Good Reason or Termination due to Death or Disability
In the event of a named executive officer’s involuntary termination by the Company without cause or termination by the executive with good reason, or in the event of the named executive officer’s death or disability, for a period of one year following the termination, the Company may elect (but is not required) to redeem the non‑forfeited shares of Class B common stock held by such executive at the fair market value of such shares (as determined by the Board) on the repurchase date.
Performance Units
The performance units issued under our Omnibus Plan to Mr. McCuen in 2017 incorporated a multi‑year performance period. The performance units will fully vest and be paid at target in the event of the executive’s termination due to death. In addition, the performance units will fully vest in the event of a change in control of EP Energy and be settled based on actual performance, after adjusting the performance period(s) to end on the last business day immediately prior to the change in control. Performance units granted in 2017 pro‑rate vest in the event of an executive’s involuntary termination by the Company without cause or in the event of termination due to disability.
Compensation Policies and Practices as they Relate to Risk Management

With the help of our internal audit function, during 2018 the Compensation Committee reviewed our compensation policies and practices for all employees, including the named executive officers, and determined that our compensation policies and practices do not encourage inappropriate risk-taking and are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a former or current officer or employee of the Company. In addition, none of our executive officers serve as a member of the compensation committee or board of directors of another entity, one of whose executive officers serve on our Compensation Committee or Board.

PAY RATIO DISCLOSURE

As required by Item 402(u) of Regulation S-K pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information:
For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all our employees of our Company (other than Mr. Parker, our President and Chief Executive Officer), was $165,004;

•	the total compensation of Mr. Parker, our President and Chief Executive Officer, was $1,472,199.

Based on this information, the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all employees is 9 to 1.

To identify the median of the annual total compensation of all employees, as well as to determine the annual total compensation of our median employee and our President and Chief Executive Officer, we did the following:

•	As of December 31, 2018, our employee population consisted of 367 individuals with 100% of these individuals located in the United States as reported in Item 1 in our Original 2018 Form 10-K.

•
To find the median of the annual total compensation of all our employees (other than our President and Chief Executive Officer), we used the total salary, wages, and tips from our payroll records as reported to the Internal Revenue Service on Box 5 of Form W-2 for fiscal 2018.

•
We identified our median employee as of December 31, 2018 using this compensation measure, which was consistently applied to all our employees included in the calculation. The median employee identified in 2018 is the same median employee identified in 2017.

•
With respect to our median employee, we added together all of the elements of such employee’s compensation for fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $165,004.

•
With respect to the annual total compensation of our President and Chief Executive Officer Mr. Parker, in accordance with SEC rules, added together all of the elements of his compensation for fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $1,472,199.

DIRECTOR COMPENSATION

Our independent directors received cash and equity‑based compensation for their services as directors in 2018, as follows and as applicable:

•	an annual cash retainer of $90,000;

•	an additional annual cash retainer of $125,000 for service as non-executive Chairman;

•	an additional annual retainer of $30,000 for service as the chair of the Audit Committee and $15,000 for service as the chair of the Compensation Committee or of any other board committee;

•
for non‑chair committee members, an additional annual cash retainer of $15,000 for membership on the Audit Committee and $10,000 for membership on the Compensation Committee or any other board committee;

•	an annual award of restricted stock granted under our Omnibus Plan, having a value as of the grant date of $175,000;

•	an additional award of restricted stock granted under our Omnibus Plan to the non-executive Chairman, having a value as of the grant date of $50,000; and

•
meeting fees for participation in each meeting held outside of regularly scheduled meetings of the Board ($4,000 per meeting) and Audit Committee, Compensation Committee and Governance and Nominating Committee ($2,000 per meeting).

Annual cash retainers are paid in quarterly installments at the end of each quarter. Annual restricted stock grants are made each year on the date of the Company’s annual meeting of stockholders and vest one year from the date of grant. An independent director who joins the Board (or who is appointed as non‑executive Chairman) at any time other than the annual meeting will receive a pro‑rated restricted stock grant as of the first business day of the month following the director’s appointment to the Board (or appointment as non‑executive Chairman). Directors also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings.
Director Compensation Table
The following table sets forth the aggregate dollar amount of all fees paid to each of our independent directors during 2018 for their services on the Board. The independent directors do not receive stock options or pension benefits.

Director Compensation
for the Year Ended December 31, 2018 (1)

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3) (4)	All Other Compensation ($)	Total ($)
Alan R. Crain	275,000	225,001	—	500,001
J. Barton Kalsu	149,500	233,334	—	382,834
Robert C. Reeves	140,500	247,919	—	388,419

(1)
Our sponsor‑appointed non‑independent directors do not receive any compensation from us for serving on the Board; consequently they are not included in the Director Compensation Table above. In addition, employee directors do not receive any additional compensation for serving on the Board. Amounts paid as reimbursable business expenses to each director for attending Board functions are not reflected in this table. We do not consider the directors’ reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit. Accordingly, they are not considered a perquisite.

(2)
This column includes the value of a director’s annual cash retainer, including the additional retainer for the non‑executive Chairman, the additional retainer for directors who chair a Committee of the Board, the additional retainer for members of the Audit Committee, Compensation Committee and Governance and Nominating Committee and meeting fees for participation in each meeting held outside of regularly scheduled meetings.

(3)
The amount in this column represents the aggregate grant date fair value of the annual restricted stock awards granted in 2018 to the directors. Mr. Reeves received a pro-rated grant of 29,051 shares of restricted stock on January 2, 2018 in connection with his election as a director, each share having a grant date fair value of $2.51. Mr. Kalsu received a pro-rated grant of 30,382 shares of restricted stock on February 1, 2018 in connection with his election as a director, each share having a grant date fair value of $1.92. Messrs. Crain, Kalsu and Reeves received 88,583, 68,898, and 68,898, respectively, on May 16, 2018 of restricted shares representing their respective annual equity retainer, each share having a grant date fair value of $2.54.

(4)	As of December 31, 2018, Messrs. Crain, Kalsu and Reeves had 88,583, 68,898, and 68,898, respectively, of restricted shares outstanding (unvested).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information concerning the EP Energy Corporation 2014 Omnibus Incentive Plan and the EP Energy Corporation Employment Inducement Plan, as of December 31, 2018.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (2)	11,462 (1) 6,445,000 (3)	$19.82 —	6,818,669
Equity compensation plans not approved by stockholders (4)	9,500,000 (5)	—	1,826,669
Total	15,956,462	$19.82	8,645,338

(1)	Represents the maximum amount payable under stock options.

(2)	Represents the 2014 Omnibus Incentive Plan.

(3)	Represents the maximum amount payable under performance share units granted in 2018.

(4)	Represents the Employment Inducement Plan.

(5)	Represents the maximum amount payable under performance share units granted in November 2017.
2014 Omnibus Incentive Plan
In connection with our initial public offering, we adopted the 2014 Omnibus Incentive Plan, which plan was approved by our Board and became effective on January 15, 2014, the day prior to our initial public offering. At our 2016 annual meeting of stockholders on May 11, 2016, our stockholders approved an increase in the number of shares available for issuance under the Omnibus Plan by 12,398,776 shares.
Employment Inducement Plan
On October 30, 2017 the Board adopted the Inducement Plan, effective November 1, 2017, in order to attract and retain able persons as employees, directors and consultants of the Company and its affiliates. The Inducement Plan provides for the grant of the following types of equity‑based awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) stock awards, (vi) dividend equivalents, (vii) other stock‑based awards, (viii) cash awards, (ix) substitute awards and (x) performance awards. Subject to adjustment in accordance with the terms of the Inducement Plan, 12,000,000 shares of the Company’s Class A common stock, par value $0.01 per share, have been reserved for delivery pursuant to awards under the Inducement Plan. Common stock withheld to satisfy exercise prices or tax withholding obligations will again be available for delivery pursuant to other awards. The Inducement Plan is administered by the Compensation Committee of the Board. No awards may be granted under the Inducement Plan on and after November 1, 2027.
The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 303A.08. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with us, who (i) has not previously been an employee of us or our affiliates or (ii) is rehired following a bona fide period of non‑employment with us and our affiliates.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the beneficial ownership of our outstanding common stock as of March 31, 2019, for:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers in the Summary Compensation Table; and

•	all of our current executive officers and directors as a group.
The percentage of ownership is based on 255,741,396 shares of common stock outstanding as of March 31, 2019.
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

	Shares of Common Stock Beneficially Owned
	Shares	Percentage
5% Beneficial Owners
Apollo Funds (1)	100,116,668	39.1%
Riverstone (2)	31,276,726	12.2%
Access (3)	34,943,104	13.7%
KNOC (4)	31,276,726	12.2%
Directors / Nominees
Gregory A. Beard	—	—
Scott R. Browning	—	—
Alan R. Crain	138,511	*
Jae Hwii Gwag	—	—
Wilson B. Handler	—	—
John J. Hannan	—	—
J. Barton Kalsu	99,280	*
Rajen Mahagaokar	—	—
Robert C. Reeves	97,949	*
Robert M. Tichio	—	—
Donald A. Wagner	—	—
Rakesh Wilson	—	—
Named Executive Officers
Russell E. Parker	266,977	*
Kyle A. McCuen	267,556	*
Raymond J. Ambrose	191,754	*
Chad D. England	191,754	*
Jace D. Locke	200,802	*

Directors and executive officers as a group (17 persons)	1,454,583	*

*	Less than 1%.

(1)
Includes shares held of record by Apollo Investment Fund VII, L.P. (“AIF VII”), Apollo Overseas Partners (Delaware 892) VII, L.P. (“AOP (Delaware 892)”), AOP VII (EPE Intermediate), L.P. (“AOP Intermediate”), Apollo Investment Fund (PB) VII, L.P. (“AIF (PB) VII”), ANRP (EPE Intermediate), L.P. (“ANRP Intermediate”), ANRP (Corp AIV), L.P. (“ANRP (Corp AIV)”), EPE Domestic Co‑Investors, L.P. (“Domestic Co‑Investors”), EPE Overseas Co‑Investors (FC), L.P. (“Overseas Co‑Investors”), EPE 892 Co‑Investors I, L.P. (“Co‑Investor I”), EPE 892 Co‑Investors II, L.P. (“Co‑Investor II”), and EPE 892 Co‑Investors III, L.P. (“Co‑Investor III,” and together with AIF VII, AOP (Delaware 892), AOP Intermediate, AIF (PB) VII, ANRP Intermediate, ANRP (Corp AIV), Domestic Co‑Investors, Overseas Co‑Investors, Co‑Investor I and Co‑Investor II, the “Apollo Funds”). Apollo Management VII, L.P. (“Management VII”) is the manager of AIF VII, AOP (Delaware 892), AOP Intermediate and AIF (PB) VII. Apollo Commodities Management, L.P. with respect to Series I (“Commodities Management”) is the manager of ANRP Intermediate and ANRP (Corp AIV). EPE Acquisition Holdings, LLC (“Acquisition Holdings”) is the general partner of Domestic Co‑Investors, Overseas Co‑Investors, Co‑Investor I, Co‑Investor II and Co‑Investor III. Management VII and Commodities Management are the members and managers of Acquisition Holdings. AIF VII Management, LLC (“AIF VII LLC”) is the general partner of Management VII. Apollo Management, L.P. (“Apollo Management”) is the sole member‑manager of AIF VII LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Commodities

Management GP, LLC (“Commodities GP”) is the general partner of Commodities Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP and of Commodities GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the shares of stock held of record by the Apollo Funds. The address of each of ANRP Intermediate, ANRP (Corp AIV), AIF VII, AOP (Delaware 892), AOP Intermediate, AIF (PB) VII, Domestic Co‑Investors, Co‑Investor I, Co‑Investor II and Co‑Investor III is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Overseas Co‑Investors is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, Grand Cayman KY1‑9005, Cayman Islands. The address of Commodities Management, Commodities GP, Acquisition Holdings, Management VII, AIF VII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(2)
Riverstone V Everest Holdings, L.P. and Riverstone V FT Corp Holdings, L.P. are the record holders of 19,942,040 shares of common stock and 11,334,686 shares of common stock, respectively. Riverstone Energy Partners V, L.P. is the general partner of each of Riverstone V Everest Holdings, L.P. and Riverstone V FT Corp Holdings, L.P. Riverstone Energy GP V, LLC is the general partner of Riverstone Energy Partners V, L.P. Riverstone Energy GP V, LLC is managed by a managing committee that includes six individuals: Pierre F. Lapeyre, Jr., David M. Leuschen, N. John Lancaster, E. Bartow Jones, Baran Tekkora and Robert M. Tichio. These individuals, as the members of the managing committee of Riverstone Energy GP V, LLC, may be deemed to share beneficial ownership of the shares of common stock owned of record by Riverstone V Everest Holdings, L.P. and Riverstone V FT Corp Holdings, L.P. These individuals expressly disclaim any such beneficial ownership. The business address for each of the persons named in this footnote is c/o Riverstone Holdings, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(3)
Represents beneficial ownership attributable to record ownership of 31,276,726 shares of common stock by Texas Oil & Gas Holdings LLC (“TOGH”). Each of RSB Limited (“RSB”), Access Industries Management, LLC (“AIM”) and Len Blavatnik may be deemed to beneficially own the shares of common stock held directly by TOGH. RSB holds a majority of the outstanding voting interests in TOGH and, as a result, may be deemed to share voting and investment power over the shares of common stock held directly by TOGH. AIM and Len Blavatnik control or own a majority of the outstanding voting interests in entities that directly or indirectly control RSB and Len Blavatnik controls AIM. As a result, AIM and Len Blavatnik may be deemed to share voting and investment power over the shares of common stock beneficially owned by TOGH and RSB. Because of their relationships with TOGH, RSB, AIM and Len Blavatnik, each of AI Energy Holding LLC (“AI Energy”), Altep 2014 L.P. (“Altep 2014”) and AI Altep Holdings, Inc. (“AI Altep”) may be deemed to share voting and investment power over the shares of common stock beneficially owned by TOGH, RSB, AIM and Len Blavatnik. Each of RSB, AIM, AI Energy, Altep 2014, AI Altep and Len Blavatnik, and each of their affiliated entities and the officers, partners, members, and managers thereof, other than TOGH, disclaims beneficial ownership of the shares held by TOGH.

Also represents beneficial ownership of 3,556,387 shares of common stock held directly by AI Energy. Each of AIM and Len Blavatnik may be deemed to beneficially own the shares of common stock held directly by AI Energy. AIM controls AI Energy and, as a result, may be deemed to share voting and investment power over the shares beneficially owned by AI Energy. Len Blavatnik controls AIM and, as a result, may be deemed to share voting and investment power over the shares of common stock beneficially owned by AI Energy. Because of their relationships with AI Energy, AIM and Len Blavatnik, each of TOGH, RSB, Altep 2014 and AI Altep may be deemed to share voting and investment power over the shares of common stock beneficially owned by AI Energy, AIM and Len Blavatnik. Each of TOGH, RSB, AIM, Altep 2014, AI Altep and Len Blavatnik, and each of their affiliated entities and the officers, partners, members and managers thereof, other than AI Energy, disclaims beneficial ownership of the shares held by AI Energy.
Also represents beneficial ownership of 109,991 shares of common stock held directly by Altep 2014. Each of AI Altep and Len Blavatnik may be deemed to beneficially own the shares of common stock held directly by Altep 2014. AI Altep is the general partner of Altep 2014 and, as a result, may be deemed to share voting and investment power over the shares owned directly by Altep 2014. Len Blavatnik controls AI Altep and, as a result, may be deemed to share voting and investment power over the shares of common stock held by Altep 2014. Because of their relationships with Altep 2014, AI Altep and Len Blavatnik, each of TOGH, RSB, AIM and AI Energy may be deemed to share voting and investment power over the shares of common stock beneficially owned by Altep 2014, AI Altep and Len Blavatnik. Each of TOGH, RSB, AIM, AI Energy, AI Altep and Len Blavatnik, and each of their affiliated entities and the officers, partners, members and managers thereof, other than Altep 2014, disclaims beneficial ownership of the shares held by Altep 2014.
The address for TOGH, RSB, AIM, AI Energy, Altep 2014, AI Altep and Len Blavatnik is c/o Access Industries, Inc., 40 West 57th Street, 28th Floor, New York, NY 10019.

(4)
Represents 31,276,726 shares of our common stock owned by KNOC, the state‑owned oil and gas company of the Republic of Korea. Su Yeong Yang, Eui Sik Yoon, Gyu Jung Ko, Byung Chan Moon, Byung Og Ahn, Dong Hwan Kim, Jang Hee Lee, Taek Hwan Kim, Ho Sung Chung as directors of KNOC (collectively, the “KNOC Directors” and each, a “KNOC Director”), exercise investment and voting power with respect to the shares of common stock owned by KNOC. Based on the foregoing relationships, each of the KNOC Directors may be deemed to be the beneficial owners of the shares of common stock owned by KNOC. Each KNOC Director disclaims beneficial ownership of such shares of common stock except to the extent of his or her pecuniary interest therein. KNOC’s business address is 305, Jongga‑ro, Jung‑gu, Ulsan, Korea 44538.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Board has adopted a written related party transactions policy. The policy defines a related party transaction as one in which EP Energy is a participant, the amount involved equals or exceeds $120,000, and a related party has a direct or indirect material interest. The policy defines a related party as any executive officer, director or director nominee, person known to be the beneficial owner of 5% or more of EP Energy’s voting securities, immediate family member of any of the foregoing persons, or firm or corporation in which any of the foregoing persons is employed as an officer, is a general partner, or in which such person has a 10% or greater beneficial ownership interest.
The policy includes procedures to review and approve, as necessary, any related party transactions prior to the transaction being entered into, or ratify any related party transactions that have not been previously approved. Other than certain pre‑approved transactions specifically set forth in the policy, any related party transaction involving executive officers or their immediate family members other than the CEO or the general counsel are referred to the CEO and general counsel for approval. Any related person transaction involving the general counsel and his or her immediate family members will be referred to the CEO for approval. Any related person transaction involving 5% or greater stockholders, directors, director nominees or the CEO and their immediate family members will be referred to the Governance and Nominating Committee for approval. All related party transactions are reported annually to the Governance and Nominating Committee.
In determining whether to approve a related party transaction, the CEO, general counsel or Governance and Nominating Committee, as applicable, will consider whether:

•	the terms of the transaction are fair to EP Energy and would be on the same basis if the transaction did not involve a related party;

•	there are business reasons to enter into the transaction;

•	the transaction would impair the independence of an outside director;

•	the transaction would present an improper conflict of interest for any director or executive officer; and

•	the transaction is material.
The policy for approval of related party transactions can be found on our website at www.epenergy.com.
In addition, under our stockholders agreement, the consummation of any transaction involving us, on the one hand, and any Sponsor, director or affiliate of any Sponsor or director, on the other hand (each such transaction, a “Related Person Transaction”), will in each case require the approval of a majority of the directors, other than those directors that are (or whose affiliates are) party to such Related Person Transaction or have been designated by the Sponsor who are party, or whose affiliates are party to, such Related Person Transaction. This approval is not required for (among other things): (i) any transaction that is consummated in the ordinary course of business, on arm’s length terms and de minimis in nature (it being understood that any transaction or series of related transactions that involves goods, services, property or other consideration valued in excess of $10,000 will not be deemed to be de minimis); and (ii) an acquisition of additional securities by a Sponsor pursuant to an exercise of its preemptive rights under the stockholders agreement.
Project Jeter Joint Venture

In 2017, we entered into an unincorporated drilling joint venture with Wolfcamp Drillco Operating L.P. (the Investor), which is majority-owned and controlled by an affiliate of Apollo Global Management LLC. Subsequently, Access Industries acquired a minority ownership interest in the Investor and therefore is indirectly responsible for funding a portion of the Investor’s capital commitments. The purpose of this joint venture was originally to fund future oil and natural gas development in the Permian basin. In April 2018, we amended the drilling joint venture to apply to certain planned wells in our Eagle Ford Shale assets as a second investment tranche. Subject to certain caps and other limitations, the Investor agreed to fund 60 percent of certain drilling, completion and equipping costs in the joint venture wells in exchange for 50 percent of our original working interest in the joint venture wells. The Investor’s capital commitment for each tranche is capped at approximately $225 million; however, the Investor has the option to participate in certain other wells in the vicinity of the joint venture wells. We are the operator of the joint venture assets. Once the Investor achieves a 12 percent internal rate of return on its invested capital in a tranche, its working interest in that tranche is reduced to 15 percent of our original working interest. We have completed our currently-planned activity in the first tranche. The first wells in the second tranche began producing in the third quarter of 2018. For the year ended December 31, 2018, we recovered approximately $137,550,371 related to capital costs of the joint venture wells from the Investor.
Drilling Services
During 2018, we made payments in the amount of $2,431,122 to Pegasus Optimization Partners, LLC, an Apollo portfolio company, for the rental of certain enhanced oil recovery compressors used in our drilling operations. These payments were made in the ordinary course of the Company’s business as market-based, arm’s length transactions.

Director Independence
We qualify as a “controlled company” under the NYSE rules, which eliminates the requirements that we have a majority of independent directors on our Board and that we have compensation and governance and nominating committees composed entirely of independent directors.
If at any time we cease to be a “controlled company” under applicable stock exchange rules, our Board will take all action necessary to comply with the applicable stock exchange rules, including appointing a majority of independent directors to our Board and establishing certain committees composed entirely of independent directors, subject to a permitted “phase‑in” period. We will cease to qualify as a “controlled company” once our Sponsors, as a group, cease to control a majority of our voting stock.
Our Board has affirmatively determined that each of Alan R. Crain, J. Barton Kalsu and Robert C. Reeves is independent as independence is defined in Rule 10A‑3 of the Exchange Act, under the NYSE rules and in accordance with standards of independence contained in our Corporate Governance Guidelines. In reaching this determination, the Board reviewed each director’s commercial and charitable relationships as well as any potential related party transactions and determined that none of these relationships or transactions affect the independence of these directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31 were (in thousands):
Principal Accountant Fees and Services

	2018	2017
Audit	$1,304	$1,556
Audit Related	4	2
Tax	—	10
Total	$1,308	$1,568
Audit Fees for the years ended December 31, 2018 and 2017 were primarily for professional services rendered for the audit of consolidated financial statements of EP Energy Corporation and its subsidiaries; the review of documents filed with the SEC; consents; the issuance of comfort letters; and certain financial accounting and reporting consultations.

Audit Related Fees for the years ended December 31, 2018 and 2017 were primarily for professional services and other advisory services rendered not included in audit fees above.
Tax Fees for the year ended December 31, 2018 were for professional services related to tax compliance, tax planning and advisory services.
The Audit Committee has adopted a pre‑approval policy for audit and non‑audit services and the fees set forth above are consistent with such pre‑approvals. See page 9 for a description of this policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits filed with this report are designated by “*”. Exhibits filed as an exhibit to the Original 2018 Form 10-K are designated by “**”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Exhibits designated with a “†” indicate that a confidential treatment has been granted with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC. The exhibits and schedules referenced in the exhibits designated with a "#" have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these exhibits and schedules is included after the table of contents in the Participation and Development Agreement. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the SEC upon request.

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

#2.4**	Second Amendment to Amended and Restated Participation and Development Agreement, dated as of December 19, 2018, by and among EP Energy E&P Company, L.P. and Wolfcamp DrillCo Operating L.P.

3.1	Second Amended and Restated Certificate of Incorporation of EP Energy Corporation (Exhibit 3.1 to Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2014).

3.2	Amended and Restated Bylaws of EP Energy Corporation (Exhibit 3.2 to Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2014).

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

10.13**
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

10.51+	Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Russell Parker (Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.52+	Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Ray Ambrose (Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.53+	Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Chad England (Exhibit 10.3 to Company’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.54**+	Employment Agreement dated as of May 24, 2012 by and between EP Energy Corporation and Kyle A. McCuen.

10.55+	Senior Executive Survivor Benefit Plan adopted as of May 24, 2012 (Exhibit 10.23 to EP Energy LLC’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

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

21.1**	Subsidiaries of EP Energy Corporation.

23.1**	Consent of Ernst & Young LLP, an independent registered public accounting firm.

23.2**	Consent of Ryder Scott Company, L.P.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to the Original 2018 Form 10-K)..

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to the Original 2018 Form 10-K)..

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.4*	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Ryder Scott Company, L.P. reserve report for EP Energy Corporation as of December 31, 2018.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, EP Energy Corporation has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized on the 30th day of April 2019.

EP ENERGY CORPORATION

By:	/s/ Russell E. Parker
Russell E. Parker
President and Chief Executive Officer